Form 10-K
period 2008-12-31
ZST Digital Networks, Inc.
filed 2009-04-15
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ______________

Commission File Number: 000-52934

ZST DIGITAL NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8057756 (I.R.S. Employer Identification No.)

Building 28, Huzhu Road Zhongyuan District, Zhengzhou, People’s Republic of China (Address of principal executive offices)

(86) 371-6771-6850
 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.0001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 17,455,000 shares of common stock outstanding as of April 15, 2009.  The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

Please note that ZST Digital Networks, Inc. (the “Company”) was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 9, 2009, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of World Orient Universal Limited, a company organized in the British Virgin Islands (“World Orient”), which is the 100% parent of Global Asia Universal Limited, a company organized in the British Virgin Islands (“Global Asia”), which is a 100% parent of Everfair Technologies, Ltd., a company organized in Hong Kong (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited, a company organized in the People’s Republic of China (“Zhengzhou ZST”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009. This Annual Report on Form 10-K contains information regarding the Company and World Orient, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by this Annual Report on Form 10-K, this report includes both discussion of our business as it existed as of December 31, 2008 and of the Company’s business post-Share Exchange, as the 100% parent of World Orient, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 18, INC.” describe the Company prior to January 9, 2009 and the sections entitled “ZST DIGITAL NETWORKS, INC.” describe the Company on and after January 9, 2009.

ZST DIGITAL NETWORKS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to maintain and increase revenues and sales of our products;

•	our ability to develop and market new products;

•	competitive nature of our industry;

•	market acceptance of our products;

•	our reliance on intellectual property, some of which is owned by third parties;

•	our strategic investments and acquisitions;

•	compliance and changes in the laws of the People’s Republic of China (“China” or the “PRC”) that affect our operations;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	vulnerability of our business to general economic downturn, especially in the PRC; and

•
the other factors referenced in this prospecuts, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.  BUSINESS.

SRKP 18, INC.

Overview

SRKP 18, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on December 7, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Competition

The Company faces competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

ZST DIGITAL NETWORKS, INC.

Overview

We are principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China.  The Company has developed a line of internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  The Company has assisted in the installation and construction of over 400 local cable networks covering more than 90 municipal districts, counties, townships, and enterprises.  The Company’s services and products have been recognized with various certifications, including “integrated computer information system qualification class III” issued by the Ministry of Industry Information, “communication user cable construction enterprise qualification” issued by the Henan Province Administration of Communication, “Henan Province Security Technology Prevention Engineering Qualification Class III”, a certificate of “ISO9001:2000 Quality System Authentication”, and “Double High” certification, high-tech product and high-tech enterprise issued by the Henan Province government.

At present, the Company’s main clients are broadcasting TV bureaus and cable network operators serving various cities and counties.  The Company has over 30 main customers, including the broadcasting TV bureaus and cable network operators of the cities of Nanyang, Mengzhou, Xuchang, Pingdingshan, Kaifeng, Zhoukou and Gongyi, and the counties of Yuanyang, Luoning, Neihuang, Yinyang, Xixia, Kaifeng, Nanzhao, and Gushi.

In the near future, the Company plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in the Henan Province of China.

Corporate Information

We were incorporated in the State of Delaware on December 7, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 9, 2009, we closed a share exchange transaction (“Share Exchange”) pursuant to which we (i) issued 1,985,000 shares of our common stock to acquire 100% equity ownership of World Orient Universal Limited, a company organized in the British Virgin Islands (“World Orient”), which is the 100% parent of Global Asia Universal Limited, a company organized in the British Virgin Islands (“Global Asia”), which is a 100% parent of Everfair Technologies, Ltd., a company organized in Hong Kong (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited, a company organized in the People’s Republic of China (“Zhengzhou ZST”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed our name from SRKP 18, Inc. to ZST Digital Networks, Inc.. Our corporate offices are located at Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, China.

With respect to this discussion, the terms “we”, “our”, “ZST” and the “Company” refer to ZST Digital Networks, Inc., its wholly-owned subsidiary, World Orient, World Orient’s wholly-owned subsidiary, Global Asia, Global Asia’s wholly-owned subsidiary, Everfair, and Everfair’s wholly-owned subsidiary, Zhengzhou ZST.  Zhengzhou ZST and Everfair were founded in 1996 and 2007, respectively, and are based in Zhengzhou, China and Hong Kong, respectively.  Global Asia and World Orient were founded in August 2008 in the British Virgin Islands.

“RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.

Industry

Over the past ten years, technological advancements in the electronic industry have greatly expanded the capabilities of cable TV devices and cable systems.  Cable network devices include amplifiers, optical receivers, IPTV set-top boxes and other related products.  The popularity of these devices benefits from reductions in cost, size and weight, and improvements in functionality and reliability.

China’s consumer market for cable TV devices and electronics has been growing; due in part to the country’s rapid growing electronic industry.  Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base.  Notwithstanding China’s economic growth, China’s economic output and consumption rates are still relatively low on a per capita basis compared to developed countries.  As China’s economy develops, we believe that disposable income and consumer spending levels will continue to become closer to that of developed countries like the United States.

China’s market share of cable TV devices and electronics is expected to increase, especially with the analog to digital conversion taking place over the next several years.  According to the Report of the State Administrative of Movie and Television, as of 2008, there were over 350 million families who own television sets and over 160 million families who subscribed to cable TV service in China with 1,050 million and 480 million viewers respectively.  This subscriber market is growing at approximately 10% to 15% CAGR.  Owing to the extensive use of cable TV and the explosive growth of internet and broadband applications in China, the market for delivery of Internet service through cable modem or set-top box appears extremely promising in China in the near future.

Henan Province has a total population of 130 million residing in 118 counties, with over 2,500 villages and more than 10,000 administrative villages.  Of the 30 counties in the Henan Province serviced by the Company, according to the Report of the State Administrative of Movie and Television, there were approximately 2.7 million cable TV subscribers in 2008 and this market is expected to increase to over six million subscribers in the next 3 to 5 years.  The Henan Department of Movies and Television Broadcasting (“HDMTB”) has approved the extension of cable networks to counties and villages, with the purpose of bringing digital TV broadcasting and broadband services to the residents of Henan Province.

China has a number of benefits in the manufacture of electronic devices, which are expected to drive this growth:

—	Low costs. China continues to have a significant low cost of labor as well as easy access to raw materials and land.

—	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

—	Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including electronic devices.

Competitive Strengths

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs and technologies, which gives us the ability to capitalize on the opportunities resulting from these market changes.  Our Chief Executive Officer, Zhong Bo, has over 15 years of experience in the design and installation of cable television systems, which we believe has been a key factor in our ability to establish long-lasting and valuable business relationships in the cable television industry.  Other members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, and sales and marketing.

Design capabilities and manufacturing oversight

We employ a rigorous and systematic approach to product design and manufacturing oversight.  We employ a senior design team with members educated by top colleges in China, with an average of 8 to 10 years of experience.  Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, domestic research institutions and our key core suppliers.  We can rapidly modify our design function to accommodate new customer requests, designs and specifications.  We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs.  We also achieve quality control over products manufactured under our contract manufacturing arrangements by sending our technicians on site to supervise the production and testing of our products.  The use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products.

Well-established distribution channels

We sell our products through a well-established network of distributors and resellers which allows us to access the customer markets of the Henan Province as well as other markets in China.  We have distributors throughout Henan, and in other key provinces in China.  We attended various trade fairs for electronic products, including China Hi-tech Fair (Shenzhen), Canton Fair, Hong Kong Electronics Fair and International CES Las Vegas to promote our products.

Our Strategy

Our goal is to be a domestic leader in the development and manufacturer of cable television systems devices and related electronic products through the following strategies:

Enhance brand awareness.  We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our cable TV network devices and electronics.  We believe a strong brand offers a competitive advantage and so we intend to devote additional resources to strategic marketing promotion in an effort to increase brand awareness and product recognition and heighten consumer loyalty.  We aim to develop the brand “ZST” into a both domestically and internationally recognizable one.

Expand sales network and distribution channels.  We continue to seek additional penetration into existing markets as well as commencing sales in additional domestic and international markets.  We intend to expand our sales and customer service networks of agents and dealers in China and into new and international markets.  We also intend to develop relationships with a broader set of wholesalers, distributors and resellers, all in order to expand the market availability of our products.  We expect that these relationships will allow us to diversify our customer base and increase the availability and exposure of our products.

Offer comprehensive network infrastructure solutions.  Our expertise in the design and installation of cable television systems has afforded us the ability to offer customized telecommunications systems for a variety of customers.  For example, we offer a customer the ability to deliver a fully integrated video programming solution, customized set-top boxes and network design and management.  We intend to devote additional resources towards expanding this segment of our business.

Pursue strategic partnerships, joint ventures and acquisitions.  We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  For example, we plan to joint venture with cable network operators and target selected acquisitions that will allow us the ability to provide bundled television programming, internet and telephone services to residential customers in cities and counties located in the Henan Province.

Act on the set-top box replacement cycle.  The broader adoption of high definition televisions by consumers will require more advanced compression (e.g., MPEG-4) and security technologies within set-top boxes.  This may launch a replacement cycle, particularly among direct-to-home and cable providers with substantial bases of legacy equipment, which may create additional market opportunities for us.

Products

We currently offer a range of branded cable television devices and related networking products including set-top boxes, optical receivers, optical transmitters and cable transmission amplifiers.

Set-top Boxes and Related Products

Our line of internet protocol television (“IPTV”) set-top boxes integrate Internet, multi-media, and communication technologies, provides residential customers with high definition digital multi-media service, and provides extensive freedom to choose video programs offered by the network video providers on broadband IP network.  These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content and make use of a variety of interactive applications.  These applications include an on-screen interactive program guide, pay-per-view offerings, games and shopping and parental control.

In addition to the functionality of a basic digital set-top box, these devices enable subscribers to pause, stop, reverse, fast forward, record and replay live or recorded digital television content using a built-in hard drive capable of storing up to 200 hours of content.  They also include the ability to support video-on-demand services.  Our devices also enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the functionality of a standard-definition digital set-top box.  In addition, our line of IPTV devices can also deliver customized multi-media service functions according to user configurations, and delivers performance and additional value to customers through network and applications software upgrades.

In addition to set-top boxes we also design and develop related products such as power supplies, remote controls and other devices and accessories.

Digital Network Equipment

We offer a line of fiber-optic receivers and transmitters, cable transmission amplifiers and other network products which provide the flexibility, speed and clarity necessary in communications systems.  Our optical receivers, amplifiers and power supply products have been recognized by the Ministry of Broadcasting and TV and the Henan Municipality Bureau of Broadcasting and TV.  We have implemented stringent quality control systems covering each phase of production, from the purchase of raw materials through oversight of each step in the manufacturing process.  Quality and reliability is monitored in accordance with the requirements of ISO 9001 systems.  We have also passed stringent quality reviews and our products meet digital electronic product standards in China, the United States and Europe.

•	Optical receivers. Our optical receivers convert a fiber-optic transmission into digital RF signals that are amplified and distributed through a 750-1000MHz optical cable system.

•	Optical transmitters. We have developed a range of optical transmitters, including the 1310nm and 1550nm series products, used in the transmission of cable system front optical fiber signal.

•	Cable transmission amplifiers. Our main bus amplifier and end user amplifier products are used to improve the signal quality in cable networks.

Net revenues for each of our revenue segments as a percentage of net revenues is set forth below:

	Year Ended December 31,
	2008	2007	2006
Products
IPTVs	52%	38%	0%
Optical devices	22%	26%	28%
Cable devices	3%	6%	3%
Others	15%	28%	67%
Subtotal	92%	98%	98%
Technical Support	2%	0%	0%
Construction	2%	0%	2%
Warranty	4%	2%	0%
Total	100%	100%	100%

Manufacturing and Suppliers

Manufacturing

Our manufacturing operations consist of the procurement and inspection of raw materials and components, final system quality control testing and packaging.  We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs.  The use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products.  This model also allows us to have significantly reduced capital requirements.  The assembled products are then delivered to our facilities for final system quality control testing against product specifications and product configuration, including software installation.

We subcontract our manufacturing to a number of manufacturers.  Our manufacturers were selected based on the breadth of available technology, quality, manufacturing capacity and support for design tools that we use.  None of our products are currently manufactured by more than one supplier.  However, in the event one of our suppliers notifies us that it intends to cease manufacturing a product, we expect that we will have an adequate opportunity to order sufficient quantities of the affected products so that shipments to customers will not be adversely affected while we qualify a new manufacturer.

For the foreseeable future, we intend to continue to rely on our contract manufacturers for substantially all of our manufacturing and assembly and the substantial portion of our test requirements.  All of our contract manufacturers produce products for other companies.  We do not have long-term manufacturing agreements with any of our contract manufacturers.  Our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of our contract manufacturers.

We generally place orders approximately 3 to 4 weeks in advance of expected delivery.  We work closely with our contract manufacturers to manage costs and delivery times.  However, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product.

Suppliers

We have established long-term partnership relationships with our main raw material suppliers.  The raw materials used in our product include LCDs, ICs, flash memories, WiFi modules, GPS modules, capacitors, resistors, switches, connectors and batteries.  We purchase such materials to satisfy our customers’ requirements.  For special products and large orders, we typically quote our prices and delivery of goods ahead of time after receiving the orders.

Currently, our primary suppliers of raw materials are located in South Korea, Taiwan, United States, and China.  Three suppliers, Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd., are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for fiscal year ended December 31, 2008 and 2007.  We believe that the raw materials and components used in manufacturing our products are available from enough sources to be able to satisfy our needs.  Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

At times, the pricing and availability of raw materials can be volatile, attributable to numerous factors beyond our control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s tight supply.  To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Quality Control

We consider quality control an important element of our business practices.  We have stringent quality control systems that are implemented by various Company-trained staff members to ensure quality control over the production process, from the purchase of raw materials through oversight of each stage of the manufacturing process.  Our quality control department executes the following functions:

•	testing samples of raw materials from suppliers;

•	implementing sampling systems and sample files;

•	setting internal controls and regulations for the testing of finished products; and

•	articulating the responsibilities of quality control staff.

We also achieve quality control over products manufactured under our contract manufacturing arrangements by sending our technicians on site to supervise the production and testing of our products.

Sales and Marketing

We have a broad sales network throughout China.  Our sales network spans throughout the Henan Province and in several major provincial-level and municipal cities in China.  Our distribution network includes exclusive provincial and regional distributors, resellers and brand-name counters.

We are highly dependent upon sales of our products to certain of our customers.  During our fiscal year ended December 31, 2008, two customers both accounted for approximately 10% of our net revenues.  During the fiscal year ended December 31, 2007, three customers accounted for approximately 16%, 14% and 13%, respectively, of our net revenues. During the fiscal year ended December 31, 2006, five customers accounted for approximately 24%, 24%, 19%, 13% and 10%, respectively, of our net revenues.  No other customer accounted for greater than 10% of our net revenues during these periods.  All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers.  The loss of any customers to which we sell a significant amount of our products, or from which we receive significant portion of orders, or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

The focus of our marketing plan is print advertising and participation in tradeshows and exhibitions.  With a targeted approach, our print advertisements appear regularly in popular consumer and industry publications and trade journals.  To better showcase our diverse products to potential customers, we regularly exhibit at leading trade shows and exhibitions.  Our dynamic, state-of-the-art trade show exhibits are developed internally to showcase our latest product offerings.

Research and Development

Companies such as us are under pressure for customers to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements.  We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes.  We believe that continued research and development activities are critical to maintaining our offering of technologically-advanced products to serve a broader array of our customers.

We focus our product design efforts on both improving our existing products and developing new products.  In an effort to enhance our product quality, reduce costs and keep up with emerging product trends, we work with our key customers to identify emerging product trends and implement new solutions intended to meet the current and future needs of the markets we serve.

For the years ended December 31, 2008, 2007 and 2006, we have invested approximately $0, $88,864 and $48, respectively, in research and development.

Acquisitions

To supplement our internal growth, we intend to pursue a targeted acquisition strategy that will seek acquisition candidates that fulfill one or more of the following objectives:

•	increase our penetration of existing markets;

•	expand into new markets;

•	increase our service offerings;

•	add customers and cash flow to our existing network services business; and

•	enhance our ability to sell and delivery value-added services.

We initially intend to focus our acquisition efforts on cable system providers and enhanced service providers and on interconnect companies in the Henan Province that sell, install and maintain data and voice networks for customers.  Our initial goal is to be a vertically integrated service provider, providing bundled television programming, internet and telephone services to residential customers in cities and counties located in the Henan Province.

Competition

The market for set-top boxes and digital networking products is highly competitive, especially with respect to pricing and the introduction of new products and features.  Our products compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design; and

•	quality service and support to retailers and our customers.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators for many years.  These competitors include companies such as Motorola, Cisco Systems, and Pace.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing set-top box products.  We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes.  As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business.  We also face competition from set-top boxes that have been internally developed by digital video providers.

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue.  If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced.  As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the portable electronic product industry.  Our Chief Executive Officer, Mr. Zhong Bo, has legal ownership of one patent in China.  This patent is applied in the operations of our Company and Mr. Zhong has granted the Company a license to use such patent.

Some of our products are also designed to include software or other intellectual property licensed from third parties.  While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, based on past experience and industry practice we believe that such licenses generally could be obtained on commercially reasonable terms.  However, there is no guarantee that such licenses could be obtained at all.  Because of technological changes in the portable electronics industry, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible certain components of our products may unknowingly infringe existing patents or intellectual property rights of others.

We have implemented enhanced file management procedures at the Company in an effort to protect our proprietary rights; however, there can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage.  In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the China.

We have one registered trademark in China, with an expiration date of December 2011.

PRC Government Regulations

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We have not been named as a defendant in any legal proceedings alleging violation of environmental laws.  We have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries.  The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.  The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985.  Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively.  The Chinese patent system adopts the principle of first to file.  This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application.  Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability.  For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee.  One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license.  A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires.  SIPO, however, has not granted any compulsory license up to now.  The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder.  A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts.  Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings.  Evidence preservation and property preservation measures are also available both before and during the litigation.  Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement.  If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to three times of the license fee under a contractual license.  The infringing party may be also fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party.  If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $62,500.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.  Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne.  Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions.  Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE.  Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE.  Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital.  These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

At April 15, 2009, we had approximately 78 employees.  All of our employees are based in China.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and work-related injury insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds are approximately $6,487, $130,549 and $396 for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

We also provide housing facilities for our employees.  At present, approximately 2% of our employees live in company-provided housing facilities.  Under PRC laws, we may be required to make contributions to a housing assistance fund for employees.  Presently, a housing assistance fund is not required by the Zhengzhou Municipal Government and therefore, we provide free housing facilities to all employees who need accommodation.  If in the future, a housing assistance fund is required by the Zhengzhou Municipal Government, we will commence contributions to the housing assistance fund.

Effective January 1, 2008, the PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay.  The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees.  It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice.  Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost.  Management anticipates this may be a step toward improving candidate retention for skilled workers.

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of our securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Annual Report on Form 10-K.

SRKP 18, INC.

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

Further, WestPark Capital, Inc. (“WestPark”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Richard A. Rappaport, our President, director, and one of our controlling stockholders, indirectly holds a 100% interest in, and is the Chief Executive Officer of WestPark, a FINRA member. Anthony C. Pintsopoulos, our Secretary, Chief Financial Officer, director and principal stockholder, is the President and Chief Financial Officer of WestPark.  We cannot assure you that conflicts of interest among us, WestPark and our stockholders will not develop.

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

Since inception (January 3, 2007) through December 31, 2008, we have incurred a net loss of $64,308. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.0001 per share. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex (formerly the American Stock Exchange). However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of common stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

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

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer's securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one-third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of common stock might be materially and adversely affected.

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

Control by management.

As of December 31, 2008, management voted approximately 85.12% of all the issued and outstanding common stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

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

ZST DIGITAL NETWORKS, INC.

RISKS RELATED TO OUR OPERATIONS

We derive substantially all of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

Substantially all of our revenues are generated from sales in the PRC.  We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future.  Our sales and earnings can also be affected by changes in the general economy since purchases of cable television services are generally discretionary for consumers.  Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates.  Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

We are and will continue to be subject to rapidly declining average selling prices, which may harm our results of operations.

Set-top boxes and networking products such as those we offer are often subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences.  These products are also subject to rapid technological changes which often cause product obsolescence.  Companies within our industry are continuously developing new products with heightened performance and functionality.  This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete.  Our typical product’s life cycle is short, typically generating lower average selling prices as the cycle matures.  If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated.  In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace.  If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, network systems operators expect suppliers, such as our Company, to cut their costs and lower the price of their products to lessen the negative impact on their own profit margins.  As a result, we have previously reduced the price of some of our products and expect to continue to face market-driven downward pricing pressures in the future.  Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories and we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely affected.

The demand for our products depends on many factors, including pricing and inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key third party carriers.  It is particularly difficult to forecast demand by individual product.  Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials.  These inventory risks are particularly acute during end product transitions in which a new generation of set-top boxes is being deployed and inventory of older generation set-top boxes is at a higher risk of obsolescence.  Furthermore, because of the competitive nature of the set-top box business and the short-term nature of our purchase orders, we could in the future be required to reduce the average selling-prices of our set-top boxes, which in turn would adversely affect our gross margins and profitability.  This could adversely impact our revenues, cost of revenues and financial condition.

We depend on sales of set-top boxes for a substantial portion of our revenue, and if sales of our set-top boxes decline or we are not able to penetrate new markets for set-up boxes, our business and financial position will suffer.

The substantial portion of our revenues consists primarily of sales of our set-top boxes.  In addition, we currently derive, and expect to continue to derive in the near term, revenue from sales of our set-top boxes to a limited number of customers.  Continued market acceptance of our set-top boxes is critical to our future success.  If we are not able to expand sales of our set-top boxes to other providers of digital television, our growth prospects will be limited, and our revenues will be substantially impacted.

Our set-up boxes were initially designed for, and have been deployed mostly by, providers of cable-delivered digital television.  To date, we have not made any sales of our set-top boxes to direct-to-home satellite providers.  In addition, the set-top box market is highly competitive and we expect competition to intensify in the future.  In particular, we believe that most set-top boxes are sold by a small number of well entrenched competitors who have long-standing relationships with direct-to-home satellite providers.  This competition may make it more difficult for us to sell home satellite set-top boxes, and may result in pricing pressure, small profit margins, high sales and marketing expenses and failure to obtain market share, any of which could likely seriously harm our business, operating results and financial condition.

Our business may suffer if cable television operators, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including terrestrial networks, internet protocol television and direct-to-home satellite service providers.

Our existing customers are cable television operators, which compete with direct-to-home satellite video providers and terrestrial broadcasters for the same pool of viewers.  As technologies develop, other means of delivering information and entertainment to television viewers are evolving.  For example, some telecommunications companies are seeking to compete with terrestrial broadcasters, cable television network operators and direct-to-home satellite services by offering internet protocol television, which allows telecommunications companies to stream television programs through telephone lines or fiber optic lines.  To the extent that the terrestrial television networks, telecommunications companies and direct-to-home satellite providers compete successfully against cable television networks services for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected.  As a result, demand for our set-top boxes could decline and we may not be able to sustain our current revenue levels.

Growth in our set-top box business likely requires commencement of sales to international customers and we may be unsuccessful in commencing or thereafter expanding international sales.

We believe that in order to grow our revenue and business and to build a larger customer base, we need to commence sales of our set-top boxes and networking products in international markets.  We have no prior experience selling our set-top boxes or networking products internationally.  To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets.  If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market may be limited.  This, in turn, would harm our ability to grow our customer base and revenue.

Our products may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements.  In addition, we must develop our products to keep pace with the rapidly changing markets.  Sophisticated products like ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released.  Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and jeopardize our relationship with carriers.  End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects.  In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and warranty claims and litigation which could harm our business, results of operations and financial condition.

We intend to make significant investments in new products and services that may not be profitable.

We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies.  Investments in new technology are inherently speculative and commercial success depends on many factors including novelty, service and support, and effective sales and marketing.  We may not achieve significant revenue from new product and service investments for a number of years, if at all.  Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The market for set-top boxes and networking products is highly competitive, especially with respect to pricing and the introduction of new products and features.  Our products compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design; and

•	quality service and support to retailers and our customers.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators for many years.  These competitors include companies such as Motorola, Cisco Systems, and Pace.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing set-top box products.  We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes.  As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business.  We also face competition from set-top boxes that have been internally developed by digital video providers.

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue.  If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced.  As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition.  In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

Changes in existing technologies or the emergence of new products or technologies could significantly harm our business.

Our businesses change rapidly as new technologies are developed.  These new technologies may cause our services and products to become obsolete.  Changes in existing technologies could also cause demand for our products and services to decline.  For example, if changes in technology allow digital television subscribers to use devices such as personal computers, cable ready televisions and network based digital video recording services in place of set-top boxes, our customers may not need to purchase our set-top boxes to provide their digital television subscribers with digital video recording and other set-top box features.  One or more new technologies also could be introduced that compete favorably with our set-top boxes or that cause our set-top boxes to no longer be of significant benefit to our customers.

We and our suppliers also may not be able to keep pace with technological developments.  Alternatively, if the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, we could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and earnings.  Our competitors could also obtain or develop proprietary technologies that are perceived by the market as being superior to ours.  Further, after we have incurred substantial research and development costs, one or more of the technologies under development could become obsolete prior to its introduction.  Finally, delays in the delivery of components or other unforeseen problems may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of these types of employees is intense.  We may not be able to attract and retain these employees.  If we are unable to attract and maintain technically skilled employees, our competitive position could be materially and adversely affected.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon sales of our products to certain of our customers.  During our fiscal year ended December 31, 2008, Neihuang Radio & Television Bureau and Kaifeng Radio & Television Bureau both accounted for approximately 10% of our net revenues.  During the fiscal year ended December 31, 2007, Nanyang Radio & Television Bureau, Mengzhou Radio & Television Bureau and Xuchang Radio & Television Bureau accounted for approximately 16%, 14% and 13%, respectively, of our net revenues.  During the fiscal year December 31, 2006, Kaifeng Radio & Television Bureau, Xinye Radio & Television Bureau, Xuchang Radio & Television Bureau, Huaxian Radio & Television Bureau and Nanyang Radio & Television Bureau accounted for approximately 24%, 24%, 19%, 13% and 10%, respectively, of our net revenues.  No other customer accounted for greater than 5% of our net revenues during these periods.  All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers.  The loss of Neihuang County Broadcasting Television Information Network Center and Henan Cable TV Network Group Co., Ltd. Kaifeng Branch, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from Cable TV Station of Pingdingshan and Cable TV Station of Nanyang, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products.  The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales.  Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.  Cancellations or reductions of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.  Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers.  As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

In addition, there is a relatively small number of potential new customers for our set-top boxes and we expect this customer concentration to continue for the foreseeable future.  Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers.  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We depend on a limited number of suppliers for components for our products.  The inability to secure components for our products could reduce our revenues and adversely affect our relationship with our customers.

We rely on a limited number of suppliers for our component parts and raw materials.  Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials.  This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

•	manufacturing delays caused by such lack of availability or interruptions in delivery;

•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

•	risks related to foreign operations.

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers.  Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd. are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2008 and the fiscal year ended December 31, 2007.  Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner.  If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Certain disruptions in supply of and changes in the competitive environment for components and raw materials integral to our products may adversely affect our profitability.

We use a broad range of materials and supplies, including LCDs, ICs, flash memories, WiFi modules, GPS modules, capacitors, resistors, switches, connectors, batteries and other electronic components in our products.  A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins.  Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability.  If we were to experience a significant or prolonged shortage of critical components and raw materials from any of our suppliers and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

A substantial portion of our working capital consists of accounts receivable from customers.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems.  We experience an average accounts settlement period ranging from one month to as high as four months from the time we sell our products to the time we receive payment from our customers.  In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders.  Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages.  Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity.  We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers.  If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers.  If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

Changes in consumer spending and economic conditions, may cause our quarterly operating results to fluctuate and cause our stock price to decline.

Our net revenue and operating results may vary significantly from quarter to quarter.  The main factors that may cause these fluctuations are:

•	seasonal variations in operating results;

•	variations in the sales of our products to our significant customers;

•	variations in manufacturing and supplier relationships;

•
if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•	the discretionary nature of our customers’ demands and spending patterns;

•	changes in market and economic conditions; and

•	competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

We depend upon a patent we license from a third party, Zhong Bo, our Chief Executive Officer and Chairman of the Board. The loss of this license, an increase in the costs of this license or Mr. Zhong’s failure to properly maintain or enforce the patent underlying such license may require us to suspend our operations until we obtain replacements and/or redesign our products.

We rely upon certain patents licensed from our Chief Executive Officer and Chairman of the Board, Zhong Bo, which gives us rights to third party intellectual property that is necessary or useful for our business. We may also enter into additional licenses to third party intellectual property in the future. In addition, because we do not own any patents relating to our technologies, we do not have the right to defend perceived infringements of patents relating to such technologies. Thus, our success will depend in part on the ability and willingness of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications for the intellectual property we have licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Our ability to compete partly depends on the superiority, uniqueness and value of our technologies, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our intellectual property, any of the following occurrences may reduce the value of our intellectual property:

•	our applications for trademarks or patents may not be granted and, if granted, may be challenged or invalidated;

•	issued patents, copyrights and trademarks may not provide us with any competitive advantages;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or dilution of our trademarks;

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those that we develop; or

•	another party may obtain a blocking patent that would force us to either obtain a license or design around the patent to continue to offer the contested feature or service in our technologies.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties.  There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors.  To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor.  We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights.  Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

Part of our growth strategy involves the acquisition of other companies.  Any future growth through acquisitions will be partially dependent upon the availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the capital necessary to fund future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could likely result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We will need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

Although in connection with the Share Exchange we are currently conducting a private placement transaction whereby we expect to receive gross proceeds of approximately $5 million (the “Private Placement”), we currently depend on bank loans and net revenues to meet our short-term cash requirements.  In order to grow revenues and sustain profitability, we will need additional capital.  As of the date of this report, we do intend to conduct a public offering financing.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  In recent weeks, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business.  Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business.  As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio.  We must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources.  Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch. With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping.  As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance.  If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics. With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management.  If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes.  To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity.  If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory.  These difficulties could harm or limit our ability to expand.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel.  Each of the named executive officers performs key functions in the operation of our business.  The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of technically competent employees to develop and manufacture our products and provide service support.  Our ability to implement effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced engineering and other technical and marketing personnel.  There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

Our facilities and information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our headquarters and major facilities including manufacturing plants, sales offices and research and development centers are located in China.  We also operate procurement, logistics, sales and marketing facilities in other parts of the world.  If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment.  We may incur expenses relating to such damages.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities.  Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter.  Fluctuations in quarterly operating results could cause the value of our securities to decline.  Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance.  As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors.  This could cause the market price of our securities to decline.  Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of costs related to the components and raw materials used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	competition from our competitors; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain.  Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes.  Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China.  There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings.  The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Zhengzhou Shenyang Technology Company Limited (“Zhengzhou ZST”), is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.  If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China.  Moreover, all of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Zhengzhou ZST, is a wholly foreign-owned enterprise, commonly known as a WFOE.  A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license.  Our license permits us to design, manufacture, sell and market portable electronic products throughout the PRC and overseas.  Any amendment to the scope of our business requires further application and government approval.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  We cannot assure investors that Zhengzhou ZST will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations.  Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We cannot assure you that at all times we will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain required prior approval for the share exchange, reverse merger and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China.  This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75.  The Implementing Rules were promulgated and became effective on May 29, 2007.  Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures.  However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.  Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans.  For example, Zhengzhou ZST’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders over whom we have no control.  In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations.  Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Zhengzhou ZST’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006.  These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises.  These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or a SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

According to the M&A Regulations, a “Related Party Acquisition” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s).  Under the M&A Regulations, any Related Party Acquisition must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Our BVI subsidiary, World Orient, World Orient’s BVI subsidiary, Global Asia, and Global’s Asia’s Hong Kong subsidiary, Everfair, were owned by non-PRC individuals.  Everfair obtained all the equity interests of Zhengzhou ZST further to an Equity Purchase Agreement dated October 10, 2008 (the “Equity Purchase Agreement”) by and among Everfair, Zhong Bo, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting.  The Equity Purchase Agreement received approval by the Zhengzhou Municipal Bureau of Commerce on November 10, 2008 and Zhengzhou ZST filed all required applications and received all appropriate SAFE approvals from the Henan branch of SAFE.

On January 14, 2009, Zhong Bo, our Chief Executive Officer, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) purchased an aggregate of 12,530,000 shares of our common stock at a per share purchase price of $0.2806 (the “Purchase Right”).  Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right.  After giving effect to the Purchase Right, Mr. Zhong owns approximately 61% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement as of the date of this report).

The PRC regulatory authorities may take the view that the acquisition of Zhengzhou ZST by Everfair, the Share Exchange and the Purchase Right are part of an overall series of arrangements which constitute a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of Zhengzhou ZST.  The PRC regulatory authorities may also take the view that the registration of the acquisition of Zhengzhou ZST by Everfair with the Zhengzhou Municipal Bureau of Commerce and the filings with the Henan SAFE may not evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the Zhengzhou Bureau of Commerce or Henan SAFE of the overall restructuring arrangements, the existence of the Share Exchange and its link with the acquisition of Zhengzhou ZST by Everfair.  The PRC legal counsel of Zhengzhou ZST, Han Kun Law Offices, has opined that: (1) the Equity Purchase Agreement and the transactions thereunder have received all requisite approvals from the competent authorities, and all required registrations, certifications and approvals for the Equity Purchase Agreement and the transactions thereunder have been received by Zhengzhou ZST; (2) Zhengzhou ZST has filed all required applications for the Equity Purchase Agreement and the transactions thereunder and has received any and all foreign exchange registrations, certifications and approvals as required, including, but not limited to, those as required from the appropriate national and local branches of SAFE and MOFCOM; and (3) to their best knowledge, the Equity Purchase Agreement and the transactions thereunder do not (a) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the M&A Regulations, Circular 75 and its implementing rules; or (b) contravene the articles of association, business license or other constituent documents of Zhengzhou ZST.

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel.  If the PRC regulatory authorities take the view that the acquisition constitutes a Related Party Acquisition under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOFCOM.

If the PRC regulatory authorities take the view that the acquisition of Zhengzhou ZST by Everfair constitutes a Related Party Acquisition without the approval of the national offices of MOFCOM, they could invalidate our acquisition and ownership of Zhengzhou ZST.  Additionally, the PRC regulatory authorities may take the view that the Share Exchange constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC.  If this takes place, we would attempt to find a way to re-establish control of Zhengzhou ZST’s business operations through a series of contractual arrangements rather than an outright purchase of Zhengzhou ZST.  But we cannot assure you that any such contractual arrangements will be protected by PRC law or that the Company can receive as complete or effective economic benefit and overall control of Zhengzhou ZST’s business than if the Company had direct ownership of Zhengzhou ZST.  In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Zhengzhou ZST, our business and financial performance will be materially adversely affected.

If the CSRC approval is not obtained, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies.  These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from any financings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.  The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt the proposed public offering before settlement and delivery of the common stock offered thereby.  Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.  Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.  These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the aforementioned rules and regulations.  It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law.  Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees.  In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of the new law, the Company has had to reduce the number of hours of overtime its employees can work, substantially increase the salaries of its employees, provide additional benefits to its employees, and revise certain other of its labor practices. The increase in labor costs has increased the Company’s operating costs, which increase the Company has not always been able to pass through to its customers. As a result, the Company has incurred certain operating losses as its cost of manufacturing increased.  In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB).  RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.  Zhengzhou ZST’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.  Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time.  Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. Dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar.  Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.  In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar.  Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. Dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.  In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of such policies may impede economic growth.  In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In April 2006, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of who are PRC citizens.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including or Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations.  Our business is dependent upon its ability to continue to manufacture products.  Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, or

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors.  There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems.  Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with such training.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system.  We intend to apply for the listing of our common stock on the NYSE Amex in the future.  There is no guarantee that the NYSE Amex, or any other exchange or quotation system, will permit our shares to be listed and traded.  If we fail to obtain a listing on the NYSE Amex, we may seek quotation on the OTC Bulletin Board.  The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”).  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying our Series A Convertible Preferred Stock issued in an equity financing that was conducted in connection with the Share Exchange.  The registration statement must be filed within 60 days of the closing of the Share Exchange.  We also agreed to register 2,940,000 shares of common stock and 420,000 shares of common stock issuable upon the exercise of outstanding warrants held by our stockholders immediately prior to the Share Exchange.  Of these shares, 600,055 shares of common stock and 85,723 shares of common stock underlying warrants would be covered by the registration statement filed in connection with the Private Placement, and 2,339,945 shares of common stock and 334,277 shares of common stock underlying warrants, which are beneficially owned by affiliates of the placement agent would be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement.  Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock is listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up restrictions every 30 days in eleven equal installments. In addition, the placement agent, in its discretion, may release some or all the shares earlier than the schedule set forth in this section.  Any early release by the placement agent will apply equally to each of the investors in the Private Placement.

This Annual Report on Form 10-K is not an offer of securities for sale.  Any securities sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States unless registered under the Securities Act of 1933, as amended, or pursuant to an exemption from registration.

Additionally, the former stockholders of World Orient and/or their designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”) as early as January 15, 2010, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of April 15, 2009, 1% of our issued and outstanding shares of common stock was approximately 201,987 shares (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement as of the date of this report).   Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.   Furthermore, non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our Chief Executive Officer and Chairman of the Board exercises significant influence over us.

Our Chief Executive Officer and Chairman of the Board, Zhong Bo, beneficially owns or controls approximately 61% of our outstanding shares (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement as of the date of this report). Mr. Zhong has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Zhong may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Zhong, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zhong  may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC.  Accordingly, the annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On December 11, 2008, we entered into the Exchange Agreement, as amended on January 9, 2009, with all of the stockholders of World Orient, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of World Orient in exchange for shares of our common stock.  On January 9, 2009, the Share Exchange closed, World Orient became our 100%-owned subsidiary and our sole business operations became that of World Orient and its subsidiaries.  We also have a new board of directors and management consisting of persons from Zhengzhou ZST and changed our corporate name from SRKP 18, Inc. to ZST Digital Networks, Inc.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act once, and if, it starts trading.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In China, only the PRC government and peasant collectives may own land. In 2001, Zhong Bo, our Chief Executive Officer and Chairman of the Board, acquired a total of approximately 115 square meters of real estate for approximately RMB Yuan 665,000 (equivalent to approximately USD$97,000) under land use right grant from the Zhengzhou State-Owned Land Resource Bureau.  Our registered principal office is located on the property at Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, China.  Mr. Zhong permits the Company to use such property for free.  We have the right to use the real estate until 2069. In the event we wish to continue to use the real estate after this expiration date, we must apply for an extension at least one year prior to the land grant’s expiration.

We also lease a property, with a floor area of approximately 200 square meters, located at No. 170 Gongren Road, Zhongyuan District, Zhengzhou, China where we conduct the same operations as we do at our principal offices.  The lease expires on September 15, 2010 and the annual rent is RMB 50,000, which is approximately USD$7,300.

We believe our current facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

There are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

SRKP 18, INC.

Market Information

The Company’s common stock is not traded on any stock exchange.  The Company is not aware of any market activity in its common stock since its inception (January 3, 2007) through the date of this filing.

Holders

As of December 31, 2008, there were 11 record holders of 7,096,390 shares of our common stock.

Dividends

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

ZST DIGITAL NETWORKS, INC.

Market Information

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system.  We intend to apply for the listing of our common stock on the NYSE Amex (formerly known as the American Stock Exchange).  We propose to obtain the trading symbol “ZDT.”

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our Company; and

•	General economic and other national conditions.

Holders

As of April 15, 2009, we had 20 stockholders of record of 17,455,000 shares of our common stock..

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2008 and 2007.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB).  RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.  Zhengzhou ZST’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.  Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we did not have an equity compensation plan.

Recent Sales of Unregistered Securities

In connection with the Share Exchange, we are currently conducting a private placement transaction (the “Private Placement”).  As of the date of this report, we have received gross proceeds of approximately $4.4 million in the Private Placement; up to $5 million of Series A Convertible Preferred Stock is being offering in the Private Placement.  Pursuant to subscription agreements entered into with the investors, as of the date of this report, we have sold an aggregate of 2,743,689 shares of Series A Convertible Preferred Stock at a price of $1.60 per share.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to the parent company of the placement agent. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of this Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full using the proceeds from the second closing of the Private Placement.  The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

Upon the final closing of the Private Placement, the placement agent will earn a placement fee equal to 12% of the funds placed in the Private Placement and a 4% non-accountable expense allowance, in addition to a success fee of $122,750.

This Annual Report on Form 10-K is not an offer of securities for sale.  Any securities sold in the Private Placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States unless registered under the Securities Act of 1933, as amended, or pursuant to an exemption from registration.

On January 14, 2009, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) purchased an aggregate of 12,530,000 shares of our common stock at a per share purchase price of $0.2806 (the “Purchase Right”). Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  Pursuant to the Share and Warrant Cancellation, an aggregate of 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock held by certain of our stockholders and warrantholders prior to the Share Exchange were cancelled.  The shares of common stock were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

On January 9, 2009, pursuant to the terms of the Share Exchange, we issued 1,985,000 shares of common stock to the stockholders of World Orient in exchange for all of the issued and outstanding shares of World Orient.  The securities were offered and issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The stockholders of World Orient are qualified as accredited investors (as defined by Rule 501 under the Securities Act).

On January 3, 2007, we issued 7,096,390 shares of common stock for an aggregate cash consideration of $5,000 and warrants to purchase 7,096,390 shares of common stock at an exercise price of $0.0001 per share for an aggregate cash consideration of $2,500.  We sold these shares of common stock and warrants under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  Upon the full exercise of the Purchase Right, the stockholders of the Company prior to the Share Exchange agreed to the cancellation of an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by them.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov.  All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this prospectus.

This prospectus contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

SRKP 18, INC.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $100,692, comprised of cash and deferred acquisition costs.  This compares with assets of $776, comprised exclusively of cash, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $157,500, comprised exclusively of monies due to stockholders.  This compares with liabilities of $32,500 comprised exclusively of monies due to stockholders, as of December 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the year ended December 31, 2008, for the period from January 3, 2007 (Inception) to December 31, 2007 and for the cumulative period from January 3, 2007 (Inception) to December 31, 2008.
36

	Fiscal Year Ended December 31, 2008	For the Period from January 3, 2007 (Inception) to December 31, 2007	For the Cumulative Period from January 3, 2007 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(122,584)	$(39,224)	$(161,808)
Net Cash Provided by Financing Activities	$125,000	$40,000	$165,000
Net Increase in Cash and Cash Equivalents	$2,416	$776	$3,192

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $25,084, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 in October of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008.

For the period from January 3, 2007 (Inception) to December 31, 2007, the Company had a net loss of $39,224 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation and filing of the Company’s Registration Statement on Form 10-SB filed in November of 2007.

For the cumulative period from January 3, 2007 (Inception) to December 31, 2008, the Company had a net loss of $64,308 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007, and Quarterly Report on Form 10-Q for the period ended September 30, 2008 in October of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ZST DIGITAL NETWORKS, INC.

Overview

Business Summary

The Company is principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province, China.  The Company has developed a line of internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  The Company has assisted in the installation and construction of over 400 local cable networks covering more than 90 municipal districts, counties, townships, and enterprises.  The Company’s services and products have been recognized with various certifications, including “integrated computer information system qualification class III” issued by the Ministry of Industry Information, “communication user cable construction enterprise qualification” issued by the Henan Province Administration of Communication, “Henan Province Security Technology Prevention Engineering Qualification Class III”, a certificate of “ISO9001:2000 Quality System Authentication”, and “Double High” certification, high-tech product and high-tech enterprise issued by the Henan Province government.

At present, the Company’s main clients are broadcasting TV bureaus and cable network operators serving various cities and counties.  The Company has over 30 main customers, including the broadcasting TV bureaus and cable network operators of the cities of Nanyang, Mengzhou, Xuchang, Pingdingshan, Kaifeng, Zhoukou and Gongyi, and the counties of Yuanyang, Luoning, Neihuang, Yinyang, Xixia, Kaifeng, Nanzhao, and Gushi.

In the near future, the Company plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in the Henan Province.

General Factors

We expect that for the foreseeable future that the largest source of revenue for our business will be the sale of set-top boxes sold to cable system operators. Because the number of potential new customers for our set-top box and fixed satellite services businesses is small, our current customer concentration is likely to continue for the foreseeable future and our operating results will consequently likely continue to depend on sales to a relatively small number of customers and on the continued success of these customers relative to their competitors.

Our profitability will be affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a publicly-traded company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  As we expand internationally, we may also incur additional costs to conform our set-top boxes to comply with local laws or local specifications and to ship our set-top boxes to our international customers.

In order to grow or even maintain our current level of revenue we will be required to attract new customers and to increase sales to existing customers which may require us to design, market and sell new set-top boxes.  If we do not develop relationships with new customers, we may not be able to expand our customer base and our ability to increase or even maintain our revenue will be impacted.

We believe that substantial opportunities for developing potential new customers lie in international markets and we expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods.  However, there can be no assurance we will be able to successfully commence or grow an international business.

In addition, unfavorable events in the economy, including a continuation or further deterioration in the current downturn in real estate mortgage and credit markets, could cause consumer demand for subscription TV services and consequently sales of our set-top boxes to materially decline because consumers may delay purchasing decisions or change or reduce their discretionary spending.

Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing our set-top boxes.  The market for our set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs in order to maintain the margins we earn on set-top boxes and the profitability of our set-top box business.

Recent Events

On December 11, 2008, we entered into a share exchange agreement, as amended on January 9, 2009 (the “Exchange Agreement”), with World Orient and its stockholders, pursuant to which the stockholders would transfer all of the issued and outstanding shares of World Orient to the Company in exchange for 1,985,000 shares of our common stock (the “Share Exchange”).  On January 9, 2009, the Share Exchange closed and World Orient became our wholly-owned subsidiary and we immediately changed our name from “SRKP 18, Inc.” to “ZST Digital Networks, Inc.” A total of 1,985,000 shares were issued to the former stockholders of World Orient.

On January 14, 2009,  Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) purchased an aggregate of 12,530,000 shares of our common stock at a per share purchase price of $0.2806 (the “Purchase Right”).  Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  Pursuant to the Share and Warrant Cancellation, an aggregate of 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock held by certain of our stockholders and warrantholders prior to the Share Exchange were cancelled.

In connection with the Share Exchange, we are currently conducting a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, we have sold an aggregate of 2,743,689 shares of Series A Convertible Preferred Stock at $1.60 per share as of the date of this report.  As a result, we have received gross proceeds in the amount of approximately $4.4 million; up to $5 million of Series A Convertible Preferred Stock is being offered in the Private Placement.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to the parent company of the placement agent. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

Our BVI subsidiary, World Orient, its wholly-owned BVI subsidiary, Global Asia, and Global Asia’s wholly-owned Hong Kong subsidiary, Everfair, were owned by non-PRC individuals.  Everfair obtained all the equity interests of Zhengzhou ZST further to an Equity Purchase Agreement dated October 10, 2008 (the “Equity Purchase Agreement”) by and among Everfair, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting.  The Equity Purchase Agreement received approval by the Zhengzhou Municipal Bureau of Commerce on November 10, 2008 and Zhengzhou ZST filed all required applications and received all appropriate SAFE approvals from the Henan branch of SAFE.

Upon the consummation of the Purchase Right and Share and Warrant Cancellation, our Chief Executive Officer and Chairman of the Board, Zhong Bo, owns approximately 61% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement as of the date of this report). See “Risk Factors” beginning on page 10 above for a more complete description of the aforementioned restructuring and risks associated therewith.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies.  We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue recognition.  We recognize product sales revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes revenue when products are shipped.  Our set-top sales contracts include one year warranty period. The Company recorded the warranty as unearned revenue when the sales occurred and then amortized and recognized warranty revenues on a straight-line basis over the warranty period. The warranty costs were mainly the costs of materials used for repairing those sold products and were expensed when incurred. As the costs associated with such warranty revenues were immaterial in monetary terms and the time spent for repair work on those warranty items was minimal, no warranty liability was accrued at all periods.  Revenues from fixed-price construction contracts are recognized on the completed-contract method. This method is used because most of the construction and engineering contracts are completed within six months or less and financial position and results of operations do not vary significantly from those which would result from using the percentage-of-completion method. A contract is considered complete when all costs have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, suppliers, tools, repairs, and depreciation costs. General and administrative costs are charged to expenses as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included in revenues when received.

Allowance for doubtful accounts.  In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts periodically.  Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates.  Our accounts receivable represent a significant portion of our current assets and total assets.  Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories.  Inventories comprise raw materials and finished goods are stated at the lower of cost or net realizable value, using the first-in first-out (“FIFO”) method.  Substantially all inventory costs are determined using the weighted average basis.  Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.  We evaluate the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis. Inventory costs do not exceed net realizable value.

Taxation.  Under the tax laws of PRC, Zhengzhou ZST has had tax advantages granted by local government for corporate income taxes and sales taxes commencing from the establishment of the Company.  As a manufacturing enterprise established in Zhengzhou, PRC, the Company was entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15%.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%.  The new law became effective on January 1, 2008.  Since 2008, the local government has increased the EIT rate from 15% to 18%.  During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have adopted SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).  The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of this Interpretation had no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS 157 was not material to our financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007.  SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We have not elected the fair value option for any assets or liabilities under SFAS 159.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Results of Operations

The following table sets forth information from our statements of operations for the fiscal years ended December 31, 2008 and 2007 and the fiscal years ended December 31, 2007 and 2006.

Years Ended December 31, 2008 and 2007

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects.  Revenues from product sales were $55.6 million for the year ended December 31, 2008, an increase of $27.7 million, or 99%, compared to $27.9 million for the same period in 2007.  The increase in revenue was attributed mainly to the increased demand for our set-top and digital networking products, which we believe is a result of our market expansion efforts as well as price increases of some of our products.  We believe the increases in sales revenue and volume are a result of our emphasis on brand promotion and utilizing our sales channels to continually increase our market share.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $45.6 million for the year ended December 31, 2008, an increase of $22.5 million, or 98%, compared to $23.1 million for the same period in 2007.  This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues.  As a percentage of revenues, cost of sales for the year ended December 31, 2008 and 2007 were 82% and 83%, respectively.

Gross profit for year ended December 31, 2008 was $10 million, or 18% of revenues, compared to $4.8 million, or 17% of revenues, for the comparable period in 2007.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $146,459 for the year ended December 31, 2008, an increase of $143,859, or 553%, compared to $2,600 for the same period in 2007.  The increase was primarily due to increased shipping costs.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, turnover taxes, professional fees and other expenses, were $1 million for the year ended December 31, 2008, an increase of $300,000, or 42% , compared to $0.7 million for the same period in 2007.  The increase was primarily a result of an increase in office expenses.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses for interest-bearing debts for the year ended December 31, 2008 was $338,000, an increase of $142,000, or 73%, compared to $196,000 in 2007.  The increase is mainly the result of increased bank debt.

For the year ended December 31, 2008, we recorded a provision for income taxes of $2.1 million, compared to $1.2 million for the same period in 2007.  The tax rate for the year ended December 31, 2007 was 33%.  Our income tax rate for the year ended December 31, 2008 was 25%.

Years Ended December 31, 2007 and 2006

Revenues were $27.9 million for the year ended December 31, 2007, an increase of $22.2 million, or 389%, compared to $5.7 million for the year ended December 31, 2006.  The increase in revenue was attributed mainly due to the increased demand for our products, which we believe is a result of market expansion efforts.

Cost of goods sold was $23.1 million for the year ended December 31, 2007, an increase of $18.6 million, or 413%, compared to $4.5 million for the year ended December 31, 2006.  The increase was primarily a result of the increase in sales and was consistent with the increase in the net revenue.  As a percentage of the net revenue, cost of sales for the years ended December 31, 2007 and 2006 were 83% and 79%, respectively.  The increase as a percentage of revenues was due to the increased purchase price of our products.

Gross profit for the year ended December 31, 2007 was $ 4.8 million, or 17% of revenues, compared to $1.2 million, or 21% of revenues, for the year ended December 31, 2006.  The decrease in our gross profit margin for the year ended December 31, 2007 as a percentage of revenues was primarily due to the increased purchase price of our products and no corresponding increase in the sales price of our products.

Selling expenses were $2,600 for the year ended December 31, 2007, a drop of $16,400, or 86%, compared to $19,000 for the year ended December 31, 2006.  The decrease in selling expenses was attributable to a decrease in wages.

Other general and administrative expenses were $715,000 for the year ended December 31, 2007, an increase of $485,000, or 211%, compared to $230,000 for the year ended December 31, 2006.  The increase is mainly due to increased personnel salaries.

Interest expenses for interest-bearing debts for the year ended December 31, 2007 was $196,000, an increase of $184,000 or 1,533%, compared to $12,000 in 2006.  The increase is mainly the result of increased bank debt.

For the year ended December 31, 2007, we recorded a provision for income taxes of $1,231,000, compared to $315,000 for the same period in 2006.  The tax rate for the year ended December 31, 2007 was 33%.  Our income tax rate for the year ended December 21, 2008 was 25%.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,135,000 as of December 31, 2008, as compared to $1,126,000 as of December 31, 2007 and $1,183,000 as of December 31, 2006.

We had a working capital of approximately $11,029,796, $2,145,357 and $1,707,386 as of December 31, 2008, 2007 and 2006, respectively.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $12,322,099, $9,419,029 and $3,417,763, or 70%, 55%, 42% of current assets, as of December 31, 2008, 2007 and 2006, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days.  Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging.  We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We typically offer certain of our customers 30 to 90 days credit terms for payment. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results.  We have not experienced any significant amount of bad debt since the inception of our operation.

As of December 31, 2008, inventories amounted to $0.8 million, compared to $5.5 million as of December 31, 2007 and $2.6 million as of December 31, 2006.  The decrease is primarily due to the completion of sales contracts.  We keep certain reserve amounts of raw materials in our inventories and engage in long-term agreements with certain suppliers to assure minimum additional expense from any condition of rising prices and shortages of raw materials used to manufacture our products.

As of December 31, 2008, trade receivable amounted to $12.3 million, compared to $9.4 million as of December 31, 2007 and $3.4 million as of December 31, 2006.  As our sales volume increases, accounts receivable increases accordingly.

As of December 31, 2008, accounts payable and accrued liabilities amounted to $1,270,096, compared to $3,249,012 as of December 31, 2007 and $5,500,238 as of December 31, 2006.  The increase in accounts payable and accrued liabilities is due to an increase of payment periods.

As of December 31, 2008, various taxes payable amounted to $7,746, compared to $165,947 as of December 31, 2007 and $21,220 as of December 31, 2006.  The increase in various taxes payable is due to the rise of sales.

As of December 31, 2008, wages payable amounted to $59,501, compared to $23,890 as of December 31, 2007 and $7,775 as of December 31, 2006.  The increase in wages payable is due to increased personnel costs.

As of December 31, 2008, corporate taxes payable amounted to $305,598, compared to $129,567 at December 31, 2007.  The increase in corporate taxes payable is due to an increase of taxable income.

As of the date of this report, we have received gross proceeds of approximately $4.4 million in a private placement transaction (the “Private Placement”); up to $5 million of Series A Convertible Preferred Stock is being offered in the Private Placement.  Pursuant to subscription agreements entered into with the investors, we have sold an aggregate of 2,743,689 shares of Series A Convertible Preferred Stock at $1.60 per share.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to the parent company of the placement agent. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

We agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 60 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor.  For its services as placement agent, the placement agent will receive an aggregate commission equal to 12% of the gross proceeds from the financing and a 4% non-accountable expense allowance, in addition to a $122,750 success fee for the Share Exchange.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds are approximately $6,487, $130,549 and $396 for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

The ability of Zhengzhou ZST to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance.  A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.  Accordingly, Zhengzhou ZST’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Net cash provided by operating activities was $3.3 million for the year ended December 31, 2008, compared to net cash used in operating activities of $7.7 million for the year ended December 31, 2007.  The increase was primarily due to an increase of account payables and a decrease in inventory.  Net cash used in operating activities was $7.7 million for the year ended December 31, 2007, compared to net cash provided by operations of $1.1 million for the year ended December 31, 2006.  The decrease was primarily due to an increase of account receivables and inventory and a decrease of account payables.

Net cash provided by investing activities amounted to approximately $68,548 for the year ended December 31, 2008, compared to net cash provided by investing activities of $1.0 million for the year ended December 31, 2007 and $150,000 for the year ended December 31, 2006.  The change was due to a new acquisition in 2007 and the disposal of production lines in 2006.

Net cash used by financing activities amounted to $3.5 million for the year ended December 31, 2008, compared to net cash provided by financing activities of $6.2 million for the year ended December 31, 2007.  The decrease was primarily a result of a decrease in bank loans and dividends paid in 2008.  Net cash provided by financing activities amounted to $6.2 million for the year ended December 31, 2007, compared to net cash used in financing activities of $120,000 for the year ended December 31, 2006.  The increase of cash provided was primarily a result of an increase in bank loans.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to use through low-cost domestic financing will be sufficient to fund our capital needs for the next 12 months.  Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.  Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.  Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to ZST Digital Networks, Inc.’s (formerly SRKP 18, Inc.) Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

SRKP 18, INC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	povide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On December 11, 2008, we entered into the Exchange Agreement with World Orient and all of its stockholders.  Pursuant to the Exchange Agreement, we agreed to issue an aggregate of 1,985,000 shares of our common stock in exchange for all of the issued and outstanding securities of World Orient.  The Share Exchange closed on January 9, 2009.  Following the Share Exchange, the sole business conducted by our Company is the business conducted by Zhengzhou ZST prior to the Share Exchange, and certain of the officers and directors of Zhengzhou ZST became officers and directors of our Company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by Zhengzhou ZST prior to the Share Exchange became the internal control over financial reporting of our Company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

SRKP 18, INC.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2008, prior to the closing of the Share Exchange:

Name	Age	Position	Term
Richard A. Rappaport	49	President and Director	December 7, 2006 thru January 9, 2009
Anthony C. Pintsopoulos	53	Secretary, Chief Financial Officer and Director	December 7, 2006 thru January 9, 2009

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firm’s North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 21, Inc., SRKP 22, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc. and SRKP 29, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and Director, is the President and Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Inc., Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (“JCA”), a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand in Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, Mr. Pintsopoulos has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 21, Inc., SRKP 22, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc. and SRKP 29, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

ZST DIGITAL NETWORKS, INC.

Upon the closing of the Share Exchange, the following individuals were named to our board of directors and executive management:

Name	Age	Position	Term
Zhong Bo	58	Chairman of the Board and Chief Executive Officer	January 9, 2009 thru Present
Zhong Lin	28	Director and Chief Operating Officer	January 9, 2009 thru Present
Yang Ai Mei	58	Director	January 9, 2009 thru Present
Tian Li Zhi	35	Director	January 9, 2009 thru Present
Sheng Yong	46	Director	January 9, 2009 thru Present
Liu Hui Fang	30	Director	January 9, 2009 thru Present

Zeng Yun Su	45	Chief Financial Officer and Corporate Secretary	January 9, 2009 thru Present
Xue Na	31	Deputy General Manager and President of the Labor Union	January 9, 2009 thru Present

Zhong Bo has been chairman of the board of Zhengzhou ZST since 1996.  He has also served as the director of the Henan Association for the Promotion of Non-Governmental Entrepreneurs since July 1999, as the President of the Federation of Industry and Commerce (General Chamber of Commerce) since January 2001 and as a committee member of the Chinese People’s Political Consultative Conference since January 2004.  From October 1989 to September 1992, Mr. Zhong served as the manager of the Zhengzhou and Luoyang Offices of Beijing CEC Video & Audio Technology Jointly Developed Corporation.   From September 1970 to September 1989, Mr. Zhong served as the technical principal of the Zhumadian Branch of the Wuhan Times Academy of Sciences.  Mr. Zhong obtained a degree in Electronics in September 1989 from the Electronic Engineering Department of Tsinghua University and a Master’s degree in Business Management in 2003 from Asia International Open University in Macau.

Zhong Lin has served as general manager of Zhengzhou ZST since January 2008.  Prior to serving as general manager, Mr. Zhong served as the manager of the system integration department of Zhengzhou ZST, from April 2005 to December 2007.  Mr. Zhong received his MBA in 2005 from University of Manhatten B.C.  From 1997 to 2001, Mr. Zhong studied Computer Information Management at Nanjing University of Science and Technology.

Yang Ai Mei has served as managing director of Zhengzhou Guangda Textiles Co., Ltd., a cotton manufacturing company, since May 1995, where she has worked since 1988.  From January 1978 to January 1988, Ms. Yang was the manager of Zhongyuan Labour Services Company, a company which engages in the sale and trade of textiles.  Ms. Yang received a Bachelor of Economics in the field of Management in 1975 from Zheng Zhau University.

Tian Li Zhi has been employed as an attorney for the Henan Image Law Firm since May 2000.  From May 1997 to May 2000, Ms. Tian was a legal consultant for Zhengzhou Asia Group, a company which manages commercial properties.  Ms. Tian received a law degree in 1997 from Zheng Zhau University.

Sheng Yong has served as the general manager of Iaoning Unified Biological Energy Sources Co., Ltd., a biological energy company, since January 2004.  From January 1988 to January 2004, Mr. Sheng was the deputy general manager of Zhengzhou Yinhe Joint-Stock Co., Ltd., a textile manufacturing company.  Mr. Sheng received a Bachelor of Economics in Management from the Air Force Polities Academy of the Chinese People’s Liberation Army in 1999.

Liu Hui Fang has served as finance manager of Henan Zhongfu Container Co., Ltd., a company which engages in the production and sale of plastic packaging, since August 2002.  From July 1999 to August 2002, Ms. Liu served as chief accountant of Zhengzhou Fukang Medical Equipment Co., Ltd., a distributor of medical equipment. Ms. Liu received a degree in business accounting in 1999 from Henan Business College.  She is also a member of The Chinese Institute of Certified Public Accountants.

Zeng Yun Su has served as the chief financial officer of Zhengzhou ZST since January 2009.  Prior to his employment with Zhengzhou ZST, from November 1992 to July 2008, Mr. Zeng served as assistant director and then as the office director and director of the comprehensive plan department for the Henan General Construction Investment Company.  In 1992, Mr. Zeng worked at the Commodity Grain Base Office of the Henan Provincial Department of Agriculture.  Mr. Zheng received a diploma in politics and economics in 1999 from Henan University.

Xue Na has served as deputy general manager of Zhengzhou ZST since September 2005 and as president of the labor union for Zhengzhou ZST since 2003.  From January 2002 to August 2005, Ms. Xue served as the assistant general manager of Zhengzhou ZST and from July 1997 to December 2001, she held the position of office director of Zhengzhou ZST.  Ms. Xue received her MBA in 2002 from Asia International Open University (Macau).  From 1995 to 1997, Ms. Xue studied public relations at Zhengzhou Huanghe Science and Technology College.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Family Relationships

Zhong Bo is the father of Zhong Lin.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

There have been no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors and Committees

Board Composition

Subject to certain exceptions, under the listing standards of the NYSE Amex (formerly known as the American Stock Exchange), a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the following non-management directors, Yang Ai Mei, Tian Li Zhi, Sheng Yong and Liu Hui Fang, is an “independent” director as defined by the listing standards of NYSE Amex currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE Amex rules.

Audit Committee

We established our Audit Committee in February 2009. The Audit Committee consists of Liu Hui Fang, Yang Ai Mei and Tian Li Zhi, each of whom is an independent director.  Liu Hui Fang, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our Company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter will be posted on our corporate website at: www.shenyangkeji.com.

Compensation Committee

We established our Compensation Committee in February 2009. The Compensation Committee consists of Liu Hui Fang and Tian Li Zhi, each of whom is an independent director. Liu Hui Fang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter will be posted on our corporate website at: www.shenyangkeji.com.

Nominating Committee

We established our Nominating Committee in February 2009.  The Nominating Committee consists of Tian Li Zhi and Sheng Yong, each of whom is an independent director.  Tian Li Zhi is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee.  A copy of the Nominating Committee Charter will be posted on our corporate website at: www.shenyangkeji.com.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Debbie Schwartzberg	1	2	Form 4

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics will be posted on our corporate website at www.shenyangkeji.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Secretary, ZST Digital Networks, Inc., Room Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, People’s Republic of China. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our corporate website.

ITEM 11.  EXECUTIVE COMPENSATION.
SRKP 18, INC.

None of the Company’s officers or directors have received any cash remuneration since inception.  None of the officers or directors intends to devote more than a few hours a week

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company is not a party to any employment agreements.

ZST DIGITAL NETWORKS, INC.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2008 and 2007 of the principal executive officer, our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “named executive officers”).

Name and Position	Year	Salary	Bonus	All other compensation (1)	Total

Zhong Bo (2)	2008	$6,594	$-	$-	$6,594
Chief Executive Officer and Chairman of the Board	2007	6,297	-	-	6,297

Richard Rappaport (3)	2008	$-	$-	$-	$-
Former Chief Executive Officer	2007	-	-	-	-
and Former Director

(1) Relates to automobile, housing and medical personal benefits.

(2) Mr. Zhao was appointed the Company’s Chief Executive Officer and Chairman of the Board upon the closing of the Share Exchange on January 9, 2009.

(3) Mr. Rappaport resigned from all positions with the Company upon the closing of the Share Exchange on January 9, 2009.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises or options outstanding in 2008.

Employment Agreements

We have entered into an employment agreement with Zhong Bo, our Chief Executive Officer and Chairman of the Board, which expries in December 2011.  Mr. Zhong is paid a monthly salary of RMB 4,500, which is approximately USD$662.  The employment agreement provides that the parties may terminate the agreement upon mutual agreement or upon one month prior written notice to the other party. Mr. Zhong may terminate his employment immediately under certain circumstances including if the Company fails to provide certain required labor protection or working conditions, fails to pay compensation on time and in full, or acts in such a way to harm Mr. Zhong’s right and interests or threaten his personal safety.  The employment agreement also provides that the Company may terminate such agreement immediately under certain circumstances including if Mr. Zhong does not satisfy the conditions for employment during the probation period, materially breaches the Company’s rules and regulations, or neglects his duties thereby causing substantial damage to the Company.  The employment agreement restricts the Company’s ability to terminate the employment agreement under certain circumstances including if Mr. Zhong has proven that he is unable to work due to a work-related injury, or has contracted an illness or sustained a non-work-related injury and the prescribed period of medical care has not yet expired.  In addition, the employment agreement provides that under certain circumstances, Mr. Zhong may have to compensate the Company for economic losses incurred.  Under the employment agreement, Mr. Zhong has an obligation to maintain commercial secrets of the Company.  The employment agreement contains general provisions for mediation and arbitration in the case of any dispute arising out of the employment agreement that cannot first be settled by consultation and negotiation.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity. The Company intends to develop such a policy in the near future.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our board of directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our board of directors by a majority vote of a quorum of disinterested board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of its bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the closing of the Share Exchange, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SRKP 18, INC.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock prior to the closing of the Share Exchange on January 9, 2009 based on 7,096,390 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our Company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers:

Richard A. Rappaport 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	President and Director	9,096,150 (1)	78.12%

Anthony C. Pintsopoulos c/o SRKP 18, Inc. 4737 North Ocean Drive, Suite 207 Lauderdale by the Sea, FL 33308	Chief Financial Officer, Secretary and Director	1,419,278 (2)	18.18%

All Officers and Directors as a Group (total of two (2) persons)		10,515,428	85.12%

5% Stockholders:

WestPark Capital Financial Services, LLC (3) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		5,547,958 (4)	56.21%

Debbie Schwartzberg 785 5th Avenue New York, New York 10021		2,400,000 (5)	28.93%

Amanda Rappaport Trust (6) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		638,676 (7)	8.61%

Kailey Rappaport Trust (8) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		638,676 (9)	8.61%

Janine Frisco 200 Oceangate, Suite 1500 Long Beach, CA 90802		496,748 (10)	6.76%

Kevin DePrimio 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		496,748 (11)	6.76%

(1)           Includes 1,135,420 shares of common stock and a warrant to purchase 1,135,420 shares of common stock owned by Mr. Rappaport and all of the shares of common stock and warrants to purchase common stock owned by the Amanda Rappaport Trust and the Kailey Rappaport Trust (together, the “Rappaport Trusts”) as well as WestPark Capital Financial Services, LLC. Mr. Rappaport, as Trustee of the Rappaport Trusts and Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(2)           Includes 709,639 shares of common stock and a warrant to purchase 709,639 shares of common stock.

(3)           Richard Rappaport serves as Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC.

(4)           Includes 2,773,979 shares of common stock and a warrant to purchase 2,773,979 shares of common stock.

(5)           Includes 1,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock owned by Ms. Schwartzberg, 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock owned by The David N. Sterling Trust, and 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock owned by The Julie Schwartzberg Trust (together, the “Schwartzberg Trusts”).  Ms. Schwartzberg, as Trustee of the Schwartzberg Trusts, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(6)           Richard Rappaport serves as Trustee of the Amanda Rappaport Trust.

(7)           Includes 319,338 shares of common stock and a warrant to purchase 319,338 shares of common stock.

(8)           Richard Rappaport serves as Trustee of the Kailey Rappaport Trust.

(9)           Includes 319,338 shares of common stock and a warrant to purchase 319,338 shares of common stock.

(10)         Includes 248,374 shares of common stock and a warrant to purchase 248,374 shares of common stock.

(11)         Includes 248,374 shares of common stock and a warrant to purchase 248,374 shares of common stock.

ZST DIGITAL NETWORKS, INC.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 15, 2009 based on 17,455,000 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our Company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o ZST Digital Networks, Inc., Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Total Voting Power Held (1)

Directors and Executive Officers:

Zhong Bo	Chairman of the Board of Directors and Chief Executive Officer	12,313,231 (2)	70.54%	60.96%

Zhong Lin	Director and Chief Operating Officer	--	--	--

Yang Ai Mei	Director	--	--	--

Tian Li Zhi	Director	--	--	--

Sheng Yong	Director	--	--	--

Liu Hui Fang	Director	--	--	--

All Officers and Directors as a Group (total of eight (8) persons)		12,313,231	70.54%	60.96%

5% Stockholders:

Richard Rappaport 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	2,153,422(3)	12.15%	10.52%

WestPark Capital Financial Services, LLC (4) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	1,313,423(5)	7.45%	6.45%

Wu Dexiu No. 5, Unit 6, Block 28 Huzhu Road, Zhongyuan District Zhengzhou, PRC	1,090,110	6.25%	5.40%

* Indicates less than 1%.

__________________________

(1)
Assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued and outstanding on April 15, 2009, which was 2,743,689 shares, into shares of our common stock.

(2)
Includes 11,223,121 shares of common stock owned by Mr. Zhong.  Also includes 1,090,110 shares of common stock owned by Mr. Zhong’s wife, Wu Dexiu.  Mr. Zhong may be deemed the beneficial owner of these securities since he has voting and investment control over the securities.

(3)
Includes 470,399 shares of common stock and a warrant to purchase 67,200 shares of common stock owned by Mr. Rappaport.  Also includes 132,300 shares of common stock and warrants to purchase 18,900 shares of common stock owned by each the Amanda Rappaport Trust and the Kailey Rappaport Trust as well as the shares of common stock and warrants to purchase shares of common stock owned by WestPark Capital Financial Services, LLC.  Mr. Rappaport, as Trustee of the Rappaport Trusts and Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(4)	Richard Rappaport serves as Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC.

(5)	Includes 1,149,246 shares of common stock and a warrant to purchase 164,177 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

SRKP 18, INC.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ZST DIGITAL NETWORKS, INC.

Share Exchange

On January 9, 2009, we completed the Share Exchange with World Orient and the former stockholders of World Orient.  At the closing, World Orient became our wholly-owned subsidiary and 100% of the issued and outstanding securities of World Orient were exchanged for securities of the Company.  An aggregate of 1,985,000 shares of common stock were issued to the stockholders of World Orient.  As of the close of the Share Exchange, the former stockholders of World Orient owned approximately 11.4% of our issued and outstanding common stock.

Upon the closing of the Share Exchange, the Company’s board of directors resigned in full and appointed Zhong Bo, Zhong Lin, Yang Ai Mei, Tian Li Zhi, Sheng Yong and Liu Hui Fang to the board of directors of our Company, with Zhong Bo serving as Chairman.  The Company’s board of directors also appointed Zhong Bo as Chief Executive Officer, Zeng Yun Su as Chief Financial Officer and Corporate Secretary, Zhong Lin as Chief Operating Officer and Xue Na as Deputy General Manager and President of the Labor Union.

Private Placement

The placement agent for the $5 million equity financing being currently conducted by the Company, will receive a commission equal to 12% of the gross proceeds from the financing and a 4% non-accountable expense allowance, in addition to a success fee of $122,750.  Furthermore, in connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to the parent company of the placement agent.  The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.   The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in the placement agent.  Anthony C. Pintsopoulos, our officer, director and significant stockholder prior to the Share Exchange, is the Chief Financial Officer of the placement agent.  Kevin DePrimio and Jason Stern, each employees of the placement agent, are also stockholders of the Company.  Thomas J. Poletti is a former stockholder of the Company and a partner of K&L Gates LLP, our U.S. legal counsel.  Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with the Company upon the closing of the Share Exchange.

This Annual Report on Form 10-K is not an offer of securities for sale.  Any securities sold in the Private Placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States unless registered under the Securities Act of 1933, as amended, or pursuant to an exemption from registration.

Purchase Right and Share and Warrant Cancellation

On January 14, 2009, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) purchased an aggregate of 12,530,000 shares of our common stock at a per share purchase price of $0.2806 (the “Purchase Right”).  Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  Pursuant to the Share and Warrant Cancellation, an aggregate of 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock held by certain of our stockholders and warrantholders prior to the Share Exchange were cancelled.

Patent License Agreement

Our Chief Executive Officer, Zhong Bo, has legal ownership of one patent in China that we rely on in the operation of our business. On January 9, 2009, we entered into a patent license agreement with Mr. Zhong for the right to use such patent in the operation of our business. We and Mr. Zhong also filed appropriate certificates with the Bureau of Intellectual Property in the PRC, which, after approved by the Bureau, would result in the legal license of the patent by us.  The certificates were approved on January 9, 2009.  Mr. Zhong did not receive any additional consideration for the license of the intellectual property rights to us, other than the execution of the patent license agreement being a condition to the closing of the Share Exchange.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 of Regulation S-K.  We expect our board to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Executive Officers and Corporate Governance” for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2008 and 2007, we retained AJ. Robbins, P.C., Certified Public Accountants, to provide services as follows:

	Fees for the Year Ended December 31,
Services	2008	2007
Audit fees (1)	$15,370	$16,960
Audit-related fees (2)	--	-
Tax fees (3)	1,855	1,590
All other fees (4)	--	-

Total audit and non-audit fees	$17,225	$18,550
___________
(1) These are fees for professional services performed by our principal accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Form S-1.

(2) No fees were billed for each of fiscal year 2008 and fiscal year 2007 for assurance and related services by our principal accountants reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) These are tax return preparation fees for fiscal year 2008 and fiscal year 2007 paid to our principal accountants.

(4) No fees were billed for each of fiscal year 2008 and fiscal year 2007 for products and services provided by our principal accountants, other than the services reported above.

Pre-Approval Policy

SRKP 18, INC.

The board of directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the board of directors.

ZST DIGITAL NETWORKS, INC.

In accordance with our Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules:  None.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description

2.1
Equity Purchase Agreement dated October 10, 2008 by and among Zhong Bo, Wu Dexiu, Huang Jiankang, Sun Hui, Li Yuting and Everfair Technologies, Ltd. (translated to English) (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

2.2
Share Exchange Agreement dated December 11, 2008 by and among the Registrant, World Orient Universal Limited and all of the stockholders of World Orient Universal Limited (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

2.3
Amendment No. 1 to Share Exchange Agreement dated January 9, 2009 by and among the Registrant, World Orient Universal Limited and all of the stockholders of World Orient Universal Limited (incorporated by reference from Exhibit 2.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 26, 2007).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 26, 2007).

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Office of Secretary of State of Delaware on January 5, 2009 (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

3.4
Certificate of Ownership and Merger effecting name change filed with the Office of Secretary of State of Delaware on January 9, 2009 (incorporated by reference from Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.1	Form of Subscription Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.2
Registration Rights Agreement dated January 9, 2009 by and between the Registrant and the Stockholders (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.3
Share and Warrant Cancellation Agreement dated January 9, 2009 by and between the Registrant and the Stockholders (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.4
Promissory Note dated January 9, 2009 by and between SRKP 18, Inc. and WestPark Capital, Inc (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.5
Form of 2008 Employment Agreement entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.6
Patent License Agreement dated January 9, 2009 by and between Zhengzhou Shenyang Technology Company Limited and Zhong Bo (translated to English) (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.7
House Lease Agreement dated August 29, 2007 by and between Zhengzhou Green City Advertisement Co., Ltd. and Zhengzhou Shenyang Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.8
Accounts Receivable Financing Agreement dated January 4, 2008, as amended, by and between Zhengzhou Shenyang Technology Company Limited and Raiffeisen Zentralbank Oesterreich AG Beijing Branch (translated to English) (incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.9
Receivable Pledge Agreement dated January 4, 2008 by and between Zhengzhou Shenyang Technology Company Limited and Austria Central Cooperation Bank Beijing Branch (translated to English) (incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

10.10
Form of Common Stock Purchase Agreement dated January 14, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2009).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

23.1	Consent of AJ. Robbins, P.C., Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZST DIGITAL NETWORKS, INC. (Registrant)

April 15, 2009	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	April 15, 2009
Zhong Bo	(Principal Executive Officer)

/s/ Zeng Yun Su	Chief Financial Officer and Corporate Secretary	April 15, 2009
Zeng Yun Su	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	April 15, 2009
Zhong Lin

/s/ Yang Ai Mei		April 15, 2009
Yang Ai Mei	Director

/s/ Tian Li Zhi		April 15, 2009
Tian Li Zhi	Director

/s/ Sheng Yong		April 15, 2009
Sheng Yong	Director

/s/ Liu Hui Fang		April 15, 2009
Liu Hui Fang	Director

/s/ Xue Na		April 15, 2009
Xue Na	Director

SRKP 18, INC.
(A Development Stage Company)

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SRKP 18, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of SRKP 18, Inc.(a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year  ended December 31, 2008, and for the periods from inception (January 3, 2007) to December 31, 2007, and 2008. SRKP 18, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 18, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, and for the periods from inception (January 3, 2007) to December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
January 29, 2009 except for Note 6, which is dated April 15, 2009

SRKP 18, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$3,192	$776
Deferred Acquisition Costs	97,500	-
Total Current Assets	$100,692	$776
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Stockholders	$157,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	---	---
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,390 shares issued and outstanding, respectively	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(64,308)	(39,224)

Total Stockholders’ Equity (Deficit)	(56,808)	(31,724)

	$100,692	$776

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 18, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2008			For the Period from January 3, 2007 (Inception) to December 31, 2007		Cumulative from January 3, 2007 (Inception) to December 31, 2008

REVENUE	$	---		$	---	$	---

EXPENSES		25,084			39,224		64,308

NET (LOSS)		$(25,084)			$(39,224)		$(64,308)

NET (LOSS) PER COMMON SHARE - BASIC	$		*		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		7,096,390			7,096,390
* LESS THAN $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 18, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					(Deficit)
					Accumulated
					During	Total
	Common Stock			Additional Paid	Development	Stockholders’
	Shares	Amount		in Capital__	Stage	Equity (Deficit)

Balances, January 3, 2007 (Inception)	---	$	---	$ ---	$ ---	$ ---

Sale of common stock on January 3, 2007 at $.0007046 per share	7,096,390		710	4,290	---	5,000
Sale of warrants on January 3, 2007 at $.0003523 per warrant	---		---	2,500	---	2,500
Net (loss)	---		---	---	(39,224)	(39,224)

Balances, December 31, 2007	7,096,390		710	6,790	(39,224)	(31,724)

Net (loss)	---		---	____________---_	(25,084)	(25,084)

Balances, December 31, 2008	7,096,390		$710	$6,790	$(64,308)	$(56,808)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 18, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the	Cumulative
		Period from	from
		January 3,	January 3,
		2007	2007
	For the Year	(Inception)	(Inception)
	Ended	to	to
	December 31, 2008	December 31, 2007	December 31 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(25,084)	$(39,224)	$(64,308)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Deferred Acquisition Costs	(97,500)	---	(97,500)

Net Cash (Used) by Operating Activities	(122,584)	(39,224)	(161,808)

CASH FLOWS FROM FINANCING ACTIVITIES: Advances from Stockholders	125,000	32,500	157,500
Warrants issued for cash	---	2,500	2,500
Common stock issued for cash	---	5,000	5,000

Net Cash Provided by Financing Activities	125,000	40,000	165,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,416	776	3,192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	776	---	---

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,192	$776	$3,192

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

Income Taxes
In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SRKP 18, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)
The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2008 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2008 for the State of Delaware Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.  At December 31, 2008 and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $157,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 – DEFERRED ACQUISITION COSTS

As of December 31, 2008 the Company has incurred $97,500 of deferred acquisition costs consisting of legal and accounting fees relating to a potential future acquisition. The deferred acquisition costs will be included in the purchase price allocation in the event the acquisition is successful. In the event the acquisition is unsuccessful or is abandoned, the deferred acquisition costs will be expensed or refunded dependent upon the reason for the failed acquisition.

SRKP 18, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS

On December 11, 2008, the Company, entered into a share exchange agreement, as amended on January 9, 2009 (the “Exchange Agreement”), with World Orient Universal Limited (“World Orient”) and its shareholders, pursuant to which the shareholders would transfer all of the issued and outstanding shares of World Orient to the Company in exchange for 1,985,000 shares of the Companies common stock (the “Share Exchange”). On January 9, 2009, the Share Exchange closed and World Orient became a wholly-owned subsidiary of the Company, which immediately changed its name to “ZST Digital Networks, Inc.” A total of 1,985,000 shares were issued to the former shareholders of World Orient. Upon the closing of the Share Exchange, the Company assumed the operations and liabilities of World Orient and its subsidiaries, including Zhengzhou Shenyang Technology Company Limited, a company organized in the People’s Republic of China (“ZST”).

On January 9, 2009, concurrently with the close of the Share Exchange, the Company conducted an initial closing of a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 1,097,500 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of approximately $1,756,000; up to $5 million of Series A Convertible Preferred Stock is being offered in the Private Placement. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest, to the placement agent (the “Note”).

In addition, on January 23, 2009, the Company conducted a second closing of the Private Placement. Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 328,125 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of approximately $525,000, of which $170,000 was used to repay the Note in full.

Subsequent to the Share Exchange, the Company granted certain individuals of ZST Management a thirty (30) day right to purchase up to 12,530,000 shares of our common stock at a per share purchase price of $0.2806 (the “Purchase Right”). In addition, each of the shareholders and warrantholders of SRKP 18 prior to the Share Exchange agreed to cancel an aggregate of 4,156,390 shares of the Company’s common stock and warrants to purchase an aggregate of 6,676,390 shares of the Company’s common stock held by the Stockholders.

On January 14, 2009, upon the full exercise of the Purchase Right by the ZST Management, certain of our stockholders and warrantholders prior to the Share Exchange canceled an aggregate of 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock.

After giving effect to the Share Exchange, Private Placement (assuming the sale of maximum number of shares of Series A Convertible Preferred Stock) and Purchase Right, the Company expects there will be approximately 17,455,000 shares of common stock issued and outstanding, 3,125,000 shares of its Series A Convertible Preferred Stock issued and outstanding, and warrants to purchase up to 420,000 shares of its common stock issued and outstanding.  The Exchange Agreement resulted in a change-in-control of the Company and the Company’s assumption of the operations and liabilities of World Orient and its subsidiaries, including ZST.

SRKP 18, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS (Continued)

Certificate of Designation
On January 5, 2009 the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) whereby it designated 3,750,000 shares of its preferred stock, $0.0001 par value per share, as Series A Convertible Preferred Stock, (the “Preferred Stock”).  Each share of Preferred Stock has a stated value of $1.60.  Each share of Preferred Stock is convertible, at the option of the holder at any time and from time to time after the original issue date of the Preferred Stock, into one share of Common Stock, at a conversion price equal to the per share purchase price, subject to adjustment as more fully described in the Certificate.  Each share of Preferred Stock has the right to one vote per share of Common Stock issuable upon conversion of the shares of Preferred Stock.

On January 9, 2009 the Company signed a non-interest bearing promissory note for $170,000, which was amended January 23, 2009, with WestPark Capital, LLC  in connection with the share Exchange agreement. WestPark Capital Financial Services, LLC is wholly owned by the Company’s President.  The note is due on or before the earlier of 30 days from the date of issuance or upon receipt by the Company of at least $4 million in Equity Financing. The note was paid in full January 28, 2009.

On February 13, 2009, the Company conducted a third closing of the Private Placement. Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 818,750 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of $1,310,000.

On April 15, 2009, the Company conducted a fourth closing of the Private Placement. Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 502,500 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of $693,200 and subscription receivables of $110,800.

UNAUDITED PRO FORMA INFORMATION

FOR ZST DIGITAL NETWORKS, INC.

The following unaudited pro forma information summarizes the results of operations and the condensed consolidated balance sheet for the period indicated as if the Share Exchange had been completed as of the beginning of fiscal year 2008. These pro forma amounts are based on information available on the Share Exchange. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the share exchange transaction had occurred as of the beginning of the period presented or that may be obtained in the future. The Company will update the pro forma information in 8K/A expected to be filed in April 2009.

Year Ended December 31, 2008
Net sales	$9,966,924
General and administrative expenses	1,210,379
Net income	$6,201,757

As of December 31, 2008
Current assets	$17,677,780
Property and equipments, net	34,148
Total Assets	17,711,928
Current liabilities	6,704,792
Due to related parties	4,135,638
Shareholders’ equity	6,871,489
Total Liabilities & Shareholders' Equity	$17,711,928