Form 10-Q
period 2009-06-30
ZST Digital Networks, Inc.
filed 2009-08-19
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 17,455,000 as of August 19, 2009.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of ZST Digital Networks, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2008 on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

JUNE 30, 2009

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-27

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In U.S. Dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,228,381	$1,134,954
Trade receivables, net (Note 3)	24,764,622	12,322,099
Employee advances (Note 5)	5,392	6,307
Inventories, net (Note 4)	590,116	775,185
Advances to suppliers (Note 11)	1,644,309	3,024,668
Prepaid expenses and other receivables	71,214	6,968
Total current assets	28,304,034	17,270,181
Property and equipment, net (Note 6)	353,270	34,148
Intangible asset, net (Note 7)	644,732	-
Total assets	$29,302,036	$17,304,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$6,865,750	$1,270,096
Customer deposit	-	1,467
Accrued liabilities and other payable	346,907	501,176
Various taxes payable	388,114	188,539
Short-term loans (Note 8)	2,206,038	3,931,991
Employee security deposit payable	9,437	8,911
Wages payable	70,516	59,501
Corporate tax payable (Note 12)	480,931	-
Due to related parties (Note 10)	-	2,359,728
Total current liabilities	10,367,693	8,321,409

Commitments and contingencies (Note 13)	-	-

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 3,750,000 shares authorized, 3,110,600 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption
value of $4,976,953 at June 30, 2009 (Note 17)	311	-
Common stock $0.0001 par value, 100,000,000 shares authorized, 17,455,000 and
14,515,000 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively (Note 16)	1,746	1,452
Additional paid-in capital	8,269,249	1,488,062
Accumulated other comprehensive income	(47,819)	590,839
Statutory surplus reserve fund (Note 9)	1,491,963	1,491,963
Retained earnings (unrestricted)	9,218,893	5,410,604
Total stockholders' equity	18,934,343	8,982,920
Total Liabilities and Stockholders' Equity	$29,302,036	$17,304,329

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$23,678,912	$12,263,272	$41,439,540	$25,778,303
Cost of goods sold	(20,106,328)	(10,180,653)	(34,950,607)	(20,996,909)
Gross profit	3,572,584	2,082,619	6,488,933	4,781,394
		0		0
Operating costs and expenses
Selling expenses	35,302	53,141	35,302	106,070
Depreciation	4,602	13,261	9,687	17,700
General and administrative	132,239	171,068	501,492	418,970
Merger cost	-	-	566,654	-
Total operating costs and expenses	172,143	237,470	1,113,135	542,740
Income from operations	3,400,441	1,845,149	5,375,798	4,238,654

Other income (expenses)
Interest income	43,687	6,066	43,793	14,592
Interest expense	(34,807)	(9,530)	(84,894)	(113,964)
Imputed interest	-	(8,759)	(31,413)	(26,487)
Sundry income (expense), net	(10,684)	(1,385)	(7,680)	(1,050)
Total other income (expenses)	(1,804)	(13,608)	(80,194)	(126,909)

Income before income taxes	3,398,637	1,831,541	5,295,604	4,111,745
Income taxes (Note 12)	(836,706)	(428,858)	(1,487,315)	(986,440)

Net income	$2,561,931	$1,402,683	$3,808,289	$3,125,305

Basic earnings per share	$0.15	$0.10	$0.22	$0.22

Weighted average shares outstanding, basic	17,455,000	14,515,000	17,325,055	14,515,000

Diluted earnings per share	$0.14	$0.10	$0.20	$0.22

Weighted average shares outstanding, diluted	18,972,500	14,515,000	18,775,483	14,515,000

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the six months ended June 30, 2009
(In U.S. Dollars)
(unaudited)

							Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Due	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	For Purchase	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Rights	Equity	Income
Balance at December 31, 2008	-	$-	$14,515,000	$1,452	$1,488,062	$590,839	$1,491,963	$5,410,604	$-	$8,982,920
Reverse merger adjustment	-	-	2,940,000	294	3,216,130	-	-	-	-	3,216,424
Sale of 3,110,600 shares of Series A Preferred Stock at $1.60/share	3,110,600	311	-	-	3,533,644	-	-	-	-	3,533,955
Imputed interest allocated	-	-	-	-	31,413	-	-	-	-	31,413
Foreign currency translation adjustment	-	-	-	-	-	(638,658)	-	-	-	(638,658)	$(638,658)
Net income for the six months ended June 30, 2009	-	-	-	-	-	-	-	3,808,289	-	3,803,289	3,808,289
Due from for Purchase Rights	-	-	-	-	-	-	-	-	(1,740,376)	(1,740,376)	$3,169,631
Payment for Purchase Rights	-	-	-	-					1,740,376	1,740,376
Balance at June 30, 2009	3,110,600	$311	$17,455,000	$1,746	$8,269,249	$(47,819)	$1,491,963	$9,218,893	$-	$1,8934,343

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Statements of Cash Flows
(In U.S. Dollars)

	For The Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$3,808,289	$3,125,305
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Imputed interest	31,413	26,487
Depreciation	9,687	17,700
Changes in operating assets and liabilities:
Account receivable-trade	(12,442,523)	(1,071,648)
Contract receivable	-	(6,552)
Prepaid expenses and other receivables	(64,246)	(140,857)
Inventories, net	185,069	5,093,785
Advances	1,380,359	-
Accounts payable and accrued liabilities	5,441,385	(426,618)
Deposits and other payables	(941)	(19,482)
Billings in excess of costs on uncompleted projects	-	5,019
Various taxes payable and taxes recoverable	199,575	(353,975)
Wages payable	11,015	18,336
Corporate tax payable	480,931	108,313
Net cash provided by (used in) operating activities	(959,987)	6,375,813

Cash Flows From Investing Activities
Purchases of property and equipment	(328,932)	-
Purchases of intangible assets	(644,732)	-
Net cash used in investing activities	(973,664)	-

Cash Flows From Financing Activities
Proceeds from (Repayment of) short-term demand loans receivable	915	761,230
(Proceeds from) Repayment of short-term demand loans payable	(1,725,953)	(5,045,424)
Net proceeds from sale of preferred stocks	3,533,955	-
Due from related parties and affiliated companies	-	61,251
Due to related parties and affiliated companies	-	(3,568)
Dividend paid	-	(2,624,266)
Net cash provided by (used in) financing activities	1,808,917	(6,850,777)

Effect of exchange rate changes on cash	218,161	144,078
Net increase in cash and cash equivalents	93,427	(330,886)

Cash and cash equivalents, beginning of period	1,134,954	1,125,804

Cash and cash equivalents, end of period	$1,228,381	$794,918

Supplemental disclosure information:
Interest expense paid	$84,894	$104,434
Income taxes paid	$400,164	$557,582

Non cash investing and financing activities:
Shares issued for related parties' debt	$2,359,728	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

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

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations for the three months and six months ended June 30, 2009 and 2008 and statements of cash flows for the six months ended June 30, 2009 and 2008, respectively.

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. The Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written off during the periods ended June 30, 2009 and 2008.

According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year. The hold back is carried at 10% of original invoice as accounts receivable.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Machinery and equipment	5 years
Electronic equipment	5 years
Office equipment	5 years
Automobile	5 years
Other equipment	10 years

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

Intangible Assets

Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

Software	5 years

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes product sales revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue when its products are shipped because the Company entrust the suppliers to ship the products to the customers directly therefore the suppliers are held responsible in the event of theft, loss, physical damage or destruction.

The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year.  In accordance with SFAS FASB No. 48, "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers because:
(a)	The contract price to the customer is predetermined and fixed at the date of sale.
(b)	The customer is obligated to pay the Company the 10% holdback after one year and the obligation is not contingent on resale of the product.
(c)
The customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product because the Company entrust the suppliers to ship the products to the customers.

(d)	The customer acquiring the product for resale has economic substance apart from that provided by the Company.
(e)
The Company does not have significant obligations for future performance to directly bring about resale of the product by the customer other than replacement of defective product due to hardware defects in materials and workmanship.

(f)	The amount of future returns can be reasonably estimated based on the historical returns experience.

The Company determined that the costs associated with such assurance were immaterial in monetary terms based on the historical returns experience. The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time. As of June 30, 2009, the Company has not received any returns.

In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier. Based on the agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year. The Company incurred quality assurance costs of $0 and $0 for the period ended June 30, 2009 and 2008, respectively.  These costs incurred represent 0% and 0% of 2009 and 2008 IPTV box sales, respectively.

Based on the facts above, the Company recognizes costs related to the quality assurance when incurred.

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Research and Development

Research and development costs are expensed to operations as incurred. The Company spent $0 and approximately $5,000, on direct research and development (“R&D”) efforts in the six months ended June 30, 2009 and 2008, respectively.

The Company received reimbursement from the local government therefore research and development expenses net of reimbursement was $0.

Advertising Costs

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the six months ended June 30, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of ZST PRC is RMB, the functional currencies of World Orient, Global Asia, and Everfair are HKD, and the functional currency of ZST Digital is the local currency, RMB. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Foreign Currency Translation (Continued)

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2009	6.82476	6.82270
Six Months Ended June 30, 2008	6.85180	7.05020
Year Ended December 31, 2008	6.81731	6.9373

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six Months Ended June 30, 2009	7.74979	7.75250
Six Months Ended June 30, 2008	7.80092	7.81678
Year Ended December 31, 2008	7.74960	7.74960

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	June 30, 2009	December 31, 2008
Trade receivables	$20,882,752	$9,518,706
Trade receivables – 10% hold back	3,881,870	2,803,393
Total	$24,764,622	$12,322,099

The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written offs for the six months ended June 30, 2009 and 2008 and no accounts receivable outstanding in excess of 90 days at June 30, 2009 and December 31, 2008. The aging of the accounts receivable (in thousands) are as follow:

	June 30, 2009	December 31, 2008
1-30 days	$14,024	$3,910
31-60 days	6,061	5,368
61-90 days	798	241
Total	$20,883	$9,518

The account receivables above are collateralized for short-term bank loans in the amount of $2,206,038 and $3,931,991 as of June 30, 2009 and December 31, 2008.

The trade receivables – 10% hold back are held back by customer that is due one year from the date of delivery. As of June 30, 2009, there are no delinquent receivables.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 4 – INVENTORIES, NET

Inventory consists of the following:

	June 30, 2009	December 31, 2008
Products for sale	$590,116	$775,185

The Company sold its production lines in 2006 and has operated as a retailer since that time. There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

Since 2008, the Company focuses on sales of IPTV devices and ordered products according to sales contracts. Thus, the ending balance of inventory decreased.

NOTE 5 – EMPLOYEE ADVANCES

Employee advances consist of the following:

	June 30, 2009	December 31, 2008
Employee advances	$5,392	$6,307

Employee advances are for business operating expenses and deducted from their monthly wages.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
Machinery and equipment	$89,369	$89,463
Electronic equipment	324,593	-
Office equipment	36,662	32,447
Automobiles	101,719	101,827
Accumulated depreciation	(199,073)	(189,589)
Total	$353,270	$34,148

The depreciation expenses are $4,602, $13,261, $9,687 and $17,700 for the three and six months ended June 30, 2009 and 2008, respectively. The electronic equipment has not yet been placed in service, and therefore the Company has not started depreciating the asset. The electronic equipment will be placed in service on July 2009.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Software	$644,732	$-
Accumulated amortization	-	-
Total	$644,732	$-

The amortization expenses are $0, $0, $0 and $0 for the three and six months ended June 30, 2009 and 2008, and respectively. The software has not yet been placed in service, and therefore the Company has not started amortizing the asset. The software will be placed in service on July 2009.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 8 – SHORT-TERM DEMAND LOANS PAYABLE

Since 2005, the Company had several outstanding short-term demand loans which were used primarily for general working capital purposes. These short-term unsecured loans were borrowed from long-term relationship customers bearing no interest. The imputed interests are assessed as an expense to the business operation and addition to the paid-in capital. The calculation is performed monthly by annual rate in the rage from 5.58 to7.30% with the reference to the one-year loan rate from The People’s Bank of China. The imputed interests for the three and six months ended June, 2009 and 2008 were $0, $8,759, $0 and $26,487, respectively. As of June 30, 2008, all the loans have been paid off.

 The Company secured one-year bank loans from Austria Central Cooperation Bank. These loans carried at an annual interest rate of 6.6975% for loans from Austria Central Cooperation Bank Beijing Branch. The loan is secured by accounts receivable of the Company.

The outstanding loans are as follows:

Bank Loan:	June 30, 2009	December 31, 2008
Austria Central Cooperation Bank	$2,206,038	$3,931,991

Interest expense incurred for the above short-term bank loan for the three and six months ended June 30, 2009 and 2008 were $34,807, $9,503, $84,894 and $113,964, respectively.

NOTE 9 – STATUTORY RESERVES

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Due to related parties

For the year then ended December 31, 2008, the Company had an outstanding payable to Mr. Zhong, Ms. Sen, Mr. Huang, Ms. Wu, and Ms. Li totaling $2,102,178, $13,759, $21,152, $211,814 and $10,825, respectively. These amounts are non-secured, non-interest bearing, and are considered to be short-term within 5 months starting from October 6, 2008 to March 5, 2009. The notes were converted into approximately 7,210,000 shares of common stock during the quarter ended March 31, 2009 in accordance with the Purchase Rights at $0.2806 per share. The shares are reflected as issued and outstanding on the statement of stockholders’ equity since inception.

Due to related parties consist of the following:

	June 30, 2009	December 31, 2008
Sen, Hui (shareholder)	$-	$13,759
Zhong, Bo (CEO)	-	2,102,178
Huang, Jenkang (VP)	-	21,152
Wu, Dexio (Warehousing, CEO's Wife)	-	211,814
Li, Yuting (Executive Secretary to CEO)	-	10,825
Total	$-	$2,359,728

The imputed interest for the three and six months ended June 30, 2009 and 2008 were $0, $0, $31,413 and $0, respectively.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 10 – RELATED PARTIES TRANSACTIONS

Exchange of related parties’ debt for common stock

Pursuant to relevant laws and regulations of China and the ownership transfer agreement with the original owners of ZST PRC, the Company, through its Everfair subsidiary, agreed to pay approximately $1.7 million (RMB 12,000,000) to acquire the assets of ZST PRC. As part of the Purchase Rights Agreement the original owners agreed to use these proceeds to complete the exercise of the Purchase Rights to purchase the Company’s shares and obtain control of the Company. The payables were converted into approximately 5,320,000 shares of common stock during the quarter ended March 31, 2009 in accordance with the Purchase Rights at $0.2806 per share. The shares are reflected as issued and outstanding on the statement of stockholders’ equity since inception.

NOTE 11 – ADVANCES

In accordance to the purchase contracts, the Company is required to make an advance to its suppliers to purchase the IPTV materials and add on process work. The advance is applied to the total invoice balance upon satisfaction of the delivered goods.

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

The provision for taxes on earnings consisted of:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
PRC Corporate Income Tax	$836,706	$428,858	$1,487,315	$986,440

A reconciliation between the income tax computed at the PRC statutory rate and the Company’s provision for income taxes for the period ended June 30, 2009 and 2008 is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
PRC Corporate Income Tax Rate	25%	25%	25%	25%

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office lease commitments

The Company has entered into two office lease agreements.  The Company’s commitments for minimum lease payments under these leases for the next five years and thereafter are as follows as follows:

Year Ending December 31,
2010	$8,251
2011	-
Thereafter	-
$8,251

Lack of insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Investors of the Company could lose their entire investment should uninsured losses occur.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 14 – SEGMENT INFORMATION

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

The Company’s revenues, costs and gross profits were broken into the following categories:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Product sales:
Sales revenues	$23,678,912	$12,254,471	$41,439,540	$25,175,207
Cost of sales	20,106,328	10,180,168	34,950,607	20,963,738
Gross profit	$3,572,584	$2,074,303	$6,488,933	$4,211,469
Gross margin	15.09%	16.93%	15.66%	16.73%

Technical support revenues:
Sales revenues	$-	$8,801	$-	$603,096
Service cost	-	484	-	33,170
Gross profit	$-	$8,317	$-	$569,926
Gross margin	-	94.50%	-	94.50%

Total revenues:
Total revenues	$23,678,912	$12,263,272	$41,439,540	$25,778,303
Total costs	20,106,328	10,180,652	34,950,607	20,996,909
Gross profit	$3,572,584	$2,082,620	$6,488,933	$4,781,394
Gross margin	15.09%	16.98%	15.66%	18.55%

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 15 – OPERATING RISK

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

NOTE 16 – COMMON STOCK

On January 9, 2009, ZST Digital closed a share exchange transaction (the “Share Exchange”) pursuant to which ZST Digital (i) issued 1,985,000 shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed ZST Digital’s name from SRKP 18, Inc. to its current name.

Immediately after the closing of the Share Exchange but prior to the Private Placement (described below), ZST Digital had outstanding 9,081,390 shares of common stock, no shares of preferred stock, no options, and warrants to purchase 7,096,390 shares of common stock at an exercise price of $0.0001 per share. Pursuant to the terms of the Share Exchange, ZST Digital agreed to register a total of 2,940,000 shares of common stock and 420,000 shares of common stock issuable upon the exercise of outstanding warrants held by stockholders of ZST Digital immediately prior to the Share Exchange. Of the shares, 600,055 shares of common stock and 85,723 shares of common stock underlying the warrants would be covered by the registration statement filed in connection with the Private Placement and 2,339,945 shares of common stock and 334,277 shares of common stock underlying the warrants will be included in a subsequent registration statement filed by us within 10 days after the end of the 6-month period that immediately follows the date on which ZST Digital files the registration statement to register the shares issued in the Private Placement. Also in connection with the Share Exchange, ZST Digital paid $350,000 to WestPark Capital, Inc., the placement agent for the Private Placement (“WestPark”), and $125,000 to a third party unaffiliated with ZST Digital, SRKP 18 or WestPark. Immediately after the closing of the Share Exchange, on January 9, 2009, the Company changed its corporate name from “SRKP 18, Inc.” to “ZST Digital Networks, Inc.”

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 17 – SERIES A PREFERRED STOCK

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

In 2009, the Company conducted five closings of a private placement transaction (the “Private Placement”). As of June 30, 2009, pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 3,110,600 shares of Series A Convertible Preferred Stock at $1.60 per share for gross proceeds of $4,976,953. Each share of Preferred Stock shall be convertible at the option of the holder thereof, at any time and from time to time from and after the Original Issue Date into that number of shares of Common Stock determined by dividing the Stated Value of $1.60 of such share of Preferred Stock by the Conversion Price of $1.60.

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

On April 15, 2009, the Company conducted a fourth closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 501,949 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of $804,000.

On May 5, 2009, the Company conducted a fifth closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 366,128 shares of Series A Convertible Preferred Stock at $1.60 per share. As a result, the Company received gross proceeds in the amount of $587,051.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27, the Series A Convertible Preferred Stock does not have an embedded beneficial conversion feature (BCF) because the effective conversion price of such shares equals the fair value of the Company’s common stock. The Company determined that the fair value of the common stock at $1.60 per share based on the fact that (1) the common stock is not readily tradable in an open market at the time of issuance, and (2) the Company has recently sold the convertible preferred stock that is convertible into common stock at 1:1 ratio for $1.60 per share in a private placement, therefore the market price of the common stock is $1.60 per share. However, if in the future the Company has a dilutive issuance of securities, as defined in the Preferred Stock Certificate of Designator, the Company must recognize a beneficial conversion if and when a reset of the conversion price occurs.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 17 – SERIES A PREFERRED STOCK (continued)

Value Allocated to Preferred Stocks:
Proceeds from issuance	$4,976,953
Less value allocated to warrants	-
Value allocated to preferred stocks	$4,976,953

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the preferred stocks	3,110,600
Market value of stock on preferred stock issuance date	$1.60
Market value of shares issuable upon conversion	$4,976,953

Beneficial Conversion Feature:
Market value of shares issuable upon conversion	$4,976,953
Less value allocated to preferred stocks	4,976,953
Value of beneficial conversion feature	$-

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

The Series A Convertible Preferred Stock has a fixed conversion provision of 1 preferred share for 1 common share and is convertible at the option of the holder and automatically based upon certain events happening. Based upon the above requirement of paragraph 12 of SFAS 133, it is clear that any potential embedded derivatives in the Series A Convertible Preferred Stock are clearly and closely related and do not require bifurcation from the host.

The Company evaluated whether or not the convertible preferred stock should be classified as a liability or equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and Topic D-98 “Classification and Measurement of Redeemable Securities”. The Company concluded that under EITF Topic D-98, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A Preferred Stock as permanent equity since there was no deemed liquidation events that require one or more class or type of equity security to be redeemed.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 18 – EARNIGNS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$2,561,931	$1,402,683	$3,808,289	$3,125,305
Denominator:
Basic weighted-average shares outstanding	17,455,000	14,515,000	17,325,055	14,515,000
Effect of convertible preferred stock	1,097,500	-	1,048,992	-
Effect of dilutive warrants	420,000	-	401,436	-
Diluted weighted-average shares outstanding	18,972,500	14,515,000	18,775,483	14,515,000
Net income per share:
Basic	$0.15	$0.10	$0.22	$0.22
Diluted	$0.14	$0.10	$0.20	$0.22

NOTE 19 – COMMON STOCK WARRANTS

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

The summary of the status of the Company’s outstanding warrant activity for the six months ended June 30, 2009 is as follows:

Warrants	Average Exercise Price
420,000	$0.0001

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

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
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 20 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
 (Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Investment in subsidiaries, at equity in net assets	$18,987	$8,983
Total Assets	18,987	8,983

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued liabilities and other payable	52	-
Total Current Liabilities	52	-

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Preferred stock Series A, $0.0001 par value, 3,750,000 shares authorized, 3,110,600 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,976,953 at June 30, 2009	1	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,17,455,000 and 14,515,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2	1
Additional paid in capital	8,269	1,488
Accumulated other comprehensive income	(48)	591
Statutory surplus reserve fund	1,492	1,492
Retained earnings (unrestricted)	9,219	5,411
Total Stockholders’ Equity	18,935	8,983
Total Liabilities and Shareholders' Equity	$18,987	$8,983

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 20 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
 (Dollars in Thousands)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Merger cost	-	-	555	-
Other general and administrative	51	-	101	-
Total Expenses	52	-	656	-

Equity in undistributed income of subsidiaries	2,613	1,403	4,464	3,125
Income before income taxes	2,562	1,403	3,808	3,125

Provision for income tax	-	-	-	-

Net income	$2,562	$1,403	$3,808	$3,125

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 20 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,808	$3,125
Increase in accrued liabilities and other payable	51
Equity in undistributed income of subsidiaries	(4,464)	(3,125)
Net Cash (Used) by Operating Activities	(605)	-

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(2,929)	-
Net Cash (Used) by Investing Activities	(2,929)	-

Cash Flows from Financing Activities:
Proceeds from sale of preferred stocks	3,534	-
Net Cash Provided by Financing Activities	3,534	-

Net increase/(decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

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

Our BVI subsidiary, World Orient, its wholly-owned BVI subsidiary, Global Asia, and Global Asia’s wholly-owned Hong Kong subsidiary, Everfair, were owned by non-PRC individuals.  Everfair obtained all the equity interests of Zhengzhou ZST further to an Equity Purchase Agreement dated October 10, 2008 (the “Equity Purchase Agreement”) by and among Everfair, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”).  The Equity Purchase Agreement received approval by the Zhengzhou Municipal Bureau of Commerce on November 10, 2008 and Zhengzhou ZST filed all required applications and received all appropriate SAFE approvals from the Henan branch of SAFE.

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

The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year.  This deferred payment obligation is not contingent on resale of the product.  In accordance with SFAS FASB No. 48, "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers.  Costs related to quality assurance fulfillment are mainly the costs of materials used for repair or replacement of damaged or defective products and are expensed as incurred.  As the costs associated with such assurance were immaterial in monetary terms, no assurance liability is accrued for all periods. The Company incurred quality assurance costs of $62,952 and $35,501 for the six months ended June 30, 2009 and 2008, respectively.  These costs incurred represent 0.23% and 0.25% of 2009 and 2008 IPTV box sales, respectively.  In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier.

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

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects.  Revenues from product sales were $23,678,912 for the three months ended June 30, 2009, an increase of $11,415,640, or 93%, compared to $12,263,272 for the same period in 2008.  The increase in revenues is primarily a result of the increase in sales of our IPTV set-top boxes.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $20,106,328 for the three months ended June 30, 2009, an increase of $9,925,675, or 97%, compared to $10,180,653 for the same period in 2008.  This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues.  As a percentage of revenues, cost of sales for the three months ended June 30, 2009 and 2008 were 85% and 83%, respectively.

Gross profit for three months ended June 30, 2009 was $3,572,584, or 15% of revenues, compared to $2,082,619, or 17% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $35,302 for the three months ended June 30, 2009, a decrease of $17,839, or 34%, compared to $53,141 for the same period in 2008.  The decrease was due to the changes in sales contract terms and arrangement of delivery, which provided that finished goods are shipped directly from the manufacturer to the customers.

Other general and administrative expenses, which include wages, benefits, utilities, consulting, turnover taxes, professional fees and other expenses, were $132,226 for the three months ended June 30, 2009, a decrease of $38,842, or 23%, compared to $171,068 for the same period in 2008.  The decrease was the result of no insurance fees relating to the loans.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses for interest-bearing debts for the three months ended June 30, 2009 was $34,807, an increase of $25,277, or 265%, compared to $9,530 in 2008.  The increase is mainly the result of the increase in the amount of our loans and the profits generated from the loans.

For the three months ended June 30, 2009, we recorded a provision for income taxes of $836,706, compared to $428,858 for the same period in 2008.  The tax rate for the year ended December 31, 2007 was 33%.  Our income tax rate for the year ended December 31, 2008 was 25%.

Six Months Ended June 30, 2009 and 2008

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects.  Revenues from product sales were $41,439,540 for the six months ended June 30, 2009, an increase of $15,661,237, or 61%, compared to $25,778,303 for the same period in 2008.  The increase in revenues is primarily a result of the increase in sales of our IPTV set-top boxes.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $34,950,607 for the six months ended June 30, 2009, an increase of $13,953,698, or 66%, compared to $20,996,909 for the same period in 2008.  This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues.  As a percentage of revenues, cost of sales for the six months ended June 30, 2009 and 2008 were 84% and 81%, respectively.

Gross profit for six months ended June 30, 2009 was $6,488,933, or 16% of revenues, compared to $4,781,394, or 19% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $35,302 for the six months ended June 30, 2009, a decrease of $70,768, or 67%, compared to $106,070 for the same period in 2008.  The decrease was due to the changes in sales contract terms and arrangement of delivery, which provided that finished goods are shipped directly from the manufacturer to the customers.

Other general and administrative expenses, which include wages, benefits, utilities, consulting, turnover taxes, professional fees and other expenses, were $501,492 for the six months ended June 30, 2009, an increase of $82,522, or 20%, compared to $418,970 for the same period in 2008.  The increase was due to the Company’s expanded operations and revenue base.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses for interest-bearing debts for the six months ended June 30, 2009 was $84,894, decrease of $29,070, or 26%, compared to $113,964 in 2008.  The decrease is mainly the result of lower outstanding debt.

For the six months ended June 30, 2009, we recorded a provision for income taxes of $1,487,315, compared to $986,440 for the same period in 2008.  The tax rate for the year ended December 31, 2007 was 33%.  Our income tax rate for the year ended December 31, 2008 was 25%.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,228,381 as of June 30, 2009, as compared to $794,918 as of June 30, 2008.

We had working capital of approximately $17,936,341, $5,899,813, $8,948,772 and $2,505,155 as at June 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. The increase of working capital was largely caused by the increase in accounts receivable.

Our trade receivables has been an increasingly significant portion of our current assets, representing $24,764,622, $10,490,677, $12,322,099 and $9,419,029, or 87%, 88%, 71%, 56% of current assets, as of June 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively.  As our sales volume increases, trade receivables increase accordingly. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of June 30, 2009, inventories amounted to $590,116, compared to $395,009 as of June 30, 2008.  The increase is due to the increase of sales and the increase of inventory turnover.  As of December 31, 2008, inventories amounted to $775,185, compared to $5,488,794 as of December 31, 2007.  The decrease is due to the fact that we no longer manufacture our products and instead outsource the manufacturing of our products.

As of June 30, 2009, accounts payable and accrued liabilities amounted to $7,212,657, compared to $2,822,394 as of June 30, 2008.  The increase in accounts payable and accrued liabilities is due to inventory purchases unpaid prior to the end of the period.  As of December 31, 2008, accounts payable and accrued liabilities amounted to $1,771,272, compared to $3,249,012 as of December 31, 2007.  The decrease is due to a shorter payment duration.

As of June 30, 2009, various taxes payable amounted to $388,114, compared to $137,002 as of June 30, 2008.  As of December 31, 2008, various taxes payable amounted to $188,539, compared to $324,388 as of December 31, 2007.  The increase in various taxes payable is due to the rise of sales.

As of June 30, 2009, wages payable amounted to $70,516, compared to $42,226 as of June 30, 2008.  As of December 31, 2008, wages payable amounted to $59,501, compared to $23,890 as of December 31, 2007. The increase in wages payable is due to increased personnel costs.

As of June 30, 2009, corporate taxes payable amounted to $480,931, compared to $108,313 at June 30, 2008.  As of December 31, 2008, corporate taxes payable amounted to nil, compared to nil as of December 31, 2007.  The increase in corporate taxes payable is due to an increase of unpaid corporate taxes.

As of May 5, 2009, we received gross proceeds of approximately $4.98 million, and net proceeds of approximately $3.86 million, in a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 3,110,600 shares of Series A Convertible Preferred Stock at $1.60 per share.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of WestPark. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

We intend to use the proceeds from the Private Placement for research and development, to perform upgrades to the technology used in our existing products, and to improve our marketing strategies and efforts to capture new customers and expand our market size.  In addition, we are currently developing technologies for GPS devices as a new product line for the Company, which will be marketed in the year 2010.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds are approximately nil for the six months ended June 30, 2009 and $6,487, $130,549 and $396 for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash used in operating activities was $959,987 for the six months ended June 30, 2009, compared to net cash provided by operating activities of $6,375,813 for the six months ended June 30, 2008.  The change was due to a decrease in inventory and an increase in accounts receivable.

Net cash used in investing activities amounted to approximately $973,664 for the six months ended June 30, 2009, compared to net cash provided by investing activities of nil for the six months ended June 30, 2008.  The change was due to payments to the shareholders of Zhengzhou ZST.

Net cash provided by financing activities amounted to $1,808,917 for the six months ended June 30, 2009, compared to net cash used in financing activities of $6,850,777 for the six months ended June 30, 2008.  The change was a result of sales of Series A Convertible Preferred Stock in the Private Placement.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2009.  Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

•	the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the second quarter of our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, we recognize certain weaknesses in our control procedures and are in the process of implementing remediation measures to correct them.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ZST DIGITAL NETWORKS, INC.

Date: August 19, 2009	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: August 19, 2009	By:	/s/ Zeng Yun Su
Zeng Yun Su
Chief Financial Officer and Corporate Secretary