Form 10-Q
period 2009-09-30
ZST Digital Networks, Inc.
filed 2009-11-16
CIK 1403794

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 10,216,103 as of November 16, 2009.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of ZST Digital Networks, Inc. as contained in its Registration Statement on Form S-1, as amended (File No. 333- 160343).

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-28

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In U.S. Dollars)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,394,458	$1,134,954
Trade receivables, net (Note 3)	25,634,262	12,322,099
Employee advances (Note 5)	5,280	6,307
Inventories, net (Note 4)	1,494,599	775,185
Advances to suppliers (Note 11)	3,442,808	3,024,668
Prepaid expenses and other receivables	56,545	6,968
Total current assets	32,027,952	17,270,181
Property and equipment, net (Note 6)	338,585	34,148
Intangible asset, net (Note 7)	613,122	-
Total assets	$32,979,659	$17,304,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$8,141,403	$1,270,096
Customer deposit	-	1,467
Accrued liabilities and other payable	230,037	501,176
Various taxes payable	331,749	188,539
Short-term loans (Note 8)	1,454,244	3,931,991
Employee security deposit payable	10,312	8,911
Wages payable	63,750	59,501
Corporate tax payable (Note 12)	434,388	-
Due to related parties (Note 10)	-	2,359,728
Total current liabilities	10,665,883	8,321,409

Commitments and contingencies (Note 13)	-	-

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 shares issued and outstanding at September 30, 2009
and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 3,750,000 shares authorized, 1,263,723 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption
value of $4,976,953 at September 30, 2009 (Note 17)	126	-
Common stock $0.0001 par value, 100,000,000 shares authorized, 7,091,103 and
5,896,723 shares issued and outstanding at September 30, 2009
and December 31, 2008, respectively (Note 1 and Note 16)	709	590
Additional paid-in capital	8,270,475	1,488,924
Accumulated other comprehensive income	39,783	590,839
Statutory surplus reserve fund (Note 1 and Note 16)	1,491,963	1,491,963
Retained earnings (unrestricted)	12,510,720	5,410,604
Total stockholders' equity	22,313,776	8,982,920
Total Liabilities and Stockholders' Equity	$32,979,659	$17,304,329

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In U.S. Dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$28,627,644	$15,209,026	$70,067,184	$40,987,329
Cost of goods sold	(23,823,013)	(12,566,220)	(58,773,620)	(33,563,129)
Gross profit	4,804,631	2,642,806	11,293,564	7,424,200

Operating costs and expenses
Selling expenses	-	1,165	35,334	107.235
Depreciation	17,954	15,937	27,641	33,637
General and administrative	223,600	195,093	725,054	614,063
Research and development	109,068	-	109,068	-
Merger cost	-	-	566,654	-
Total operating costs and expenses	350,622	212,195	1,463,751	754,935
Income from operations	4,454,009	2,430,611	9,829,813	6,669,265

Other income (expenses)
Interest income	26	185	43,819	14,777
Interest expense	(55,799)	(147,190)	(140,693)	(261,154)
Imputed interest	-	(22,518)	(31,417)	(49,005)
Sundry income (expense), net	-	32	(7,682)	(1,018)
Total other income (expenses)	(55,773)	(169,491)	(135,973)	(296,400)

Income before income taxes	4,398,236	2,261,120	9,693,840	6,372,865
Income taxes (Note 12)	(1,106,409)	(579,554)	(2,593,724)	(1,565,994)

Net income	$3,291,827	$1,681,566	$7,100,116	$4,806,871

Basic earnings per share	$0.46	$0.29	$1.01	$0.82

Weighted average shares outstanding, basic	7,091,103	5,896,723	7,056,103	5,896,723

Diluted earnings per share	$0.39	$0.29	$0.86	$0.82

Weighted average shares outstanding, diluted	8,525,455	5,896,723	8,265,403	5,896,723

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2009
(In U.S. Dollars)
(Unaudited)

							Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2008	-	$-	$5,896,723	$590	$1,488,924	$590,839	$1,491,963	$5,410,604	$8,982,920
Reverse merger adjustment	-	-	1,194,380	119	3,216,305	-	-	-	3,216,424
Sale of 1,263,723 shares of Series A Preferred Stock at $3.94/share	1,263,723	126	-	-	3,533,829	-	-	-	3,533,955
Imputed interest allocated	-	-	-	-	31,417	-	-	-	31,417
Foreign currency translation adjustment	-	-	-	-	-	(551,056)	-	-	(551,056)	$(551,056)
Net income for the nine months ended ended September 30, 2009 (Unaudited)	-	-	-	-	-	-	-	7,100,116	7,100,116	7,100,116
Comprehensive income	-	-	-	-	-	-	-	-	-	$6,549,060
Balance at September 30, 2009	1,263,723	$126	$7,091,103	$709	$8,270,475	$39,783	$1,491,963	$12,510,720	$22,313,776

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Statements of Cash Flows
(In U.S. Dollars)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operating Activities
Net Income	$7,100,116	$4,806,871
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Imputed interest	31,417	49,005
Depreciation	27,641	33,637
Amortization	32,250	-
Changes in operating assets and liabilities:
Account receivable-trade	(13,312,163)	(8,794,444)
Contract receivable	-	(6,816)
Prepaid expenses and other receivables	(49,577)	(141,598)
Inventories, net	(719,414)	5,097,700
Advances	(418,140)	-
Accounts payable and accrued liabilities	6,600,168	4,445,730
Deposits and other payables	(66)	(28,717)
Billings in excess of costs on uncompleted projects	-	12,915
Various taxes payable and taxes recoverable	143,210	(386,947)
Wages payable	4,249	27,020
Corporate tax payable	434,388	269,223
Net cash provided by (used in) operating activities	(125,921)	5,383,579

Cash Flows From Investing Activities
Purchases of property and equipment	(324,726)	-
Purchases of intangible assets	(644,966)	-
Net cash used in investing activities	(969,692)	-

Cash Flows From Financing Activities
Proceeds from (Repayment of) short-term demand loans receivable	1,027	761,911
(Proceeds from) Repayment of short-term demand loans payable	(2,477,747)	(4,016,643)
Net proceeds from sale of preferred stocks	3,533,955	-
Due from related parties and affiliated companies	-	61,233
Due to related parties and affiliated companies	-	(3,520)
Dividend paid	-	(2,624,266)
Net cash provided by (used in) financing activities	1,057,235	(5,821,285)

Effect of exchange rate changes on cash	297,882	158,766
Net increase in cash and cash equivalents	259,504	(278,940)

Cash and cash equivalents, beginning of period	1,134,954	1,125,804

Cash and cash equivalents, end of period	$1,394,458	$846,864

Supplemental disclosure information:
Interest expense paid	$140,693	$261,154
Income taxes paid	$2,159,336	$1,296,771

Non cash investing and financing activities:
Shares issued for related parties' debt	$2,359,728	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

ZST Digital Networks, Inc. (“ZST Digital”, formerly SRKP 18, Inc.) was incorporated in the State of Delaware on December 7, 2006. ZST Digital was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 9, 2009, ZST Digital closed a share exchange transaction (the “Share Exchange”) pursuant to which ZST Digital (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is the 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.  Subsequent to the closing of the Share Exchange, on January 14, 2009, Zhong Bo, Chief Executive Officer and Chairman of the Board of ZST Digital, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the "ZST Management"), each entered into a Common Stock Purchase Agreement pursuant to which ZST Digital issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the "Purchase Right") and obtained control of ZST Digital.  The purchase price for the shares was paid in full on May 25, 2009.  The restructuring of ZST Digital is further discussed below.

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

Everfair is a holding company incorporated in November 26, 2007 in Hong Kong, PRC with the original sole shareholder Kuk Kok Sun. As at December 31, 2008, Everfair had 10,000 capital shares authorized with HKD 1.00 par value and 10,000 shares issued and outstanding. Pursuant to a share transfer agreement, Global Asia agreed to paid Kuk Kok Sun HKD 10,000 for the ownership transfer.

In October 2008, Everfair entered an ownership transfer agreement with the original owners of ZST PRC. Pursuant to the ownership transfer agreement, Everfair agreed to pay the original owners RMB 12,000,000 for the ownership transfer within three months of the approval of a new business license. This transfer was completed in January 2009 after the closing of the Share Exchange and exercise of the Purchase Right by the shareholders of ZST PRC.

ZST PRC was established on May 20, 1996 as a private domestic corporation in Zhengzhou, Henan Province, PRC with an authorized capital of RMB 1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB 1.5 million to RMB 8 million. On July 27, 2004, ZST PRC further increased its authorized capital to RMB 18 million. On March 15, 2007, ZST PRC decreased its authorized and invested capital to RMB 11.5 million. In February 2009, ZST PRC increased its authorized capital to RMB 17 million.

ZST PRC’s primary revenues were from sales of broadcasting equipment, hi-tech optical transmission devices, and telecommunication products. ZST PRC is principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China. It has developed a line of internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers. At present, ZST PRC’s main clients are broadcasting TV bureaus and cable network operators serving various cities and counties. In the near future, ZST PRC plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in the Henan Province of China.

ZST Digital and its subsidiaries, World Orient, Global Asia, Everfair, and ZST PRC shall be collectively referred throughout as the “Company”.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange authorities. To enable ZST PRC to go public, ZST management made the following restructuring arrangements: (i) established Everfair as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair, (ii) had Everfair enter into an equity transfer agreement with ZST PRC by paying RMB 12,000,000 to ZST Management, (iii) established World Orient as a BVI holding company owned by a non PRC-citizen, (iv) had World Orient and its wholly owned subsidiary Global Asia, its subsidiary Everfair, and its subsidiary ZST PRC enter into a share exchange agreement with ZST Digital, (v) concurrently conducted a private investment in a public company (“PIPE”) financing, and (vi) used proceeds from the PIPE transaction to pay RMB 12,000,000 to ZST Management pursuant to the ownership transfer agreement.

Upon consummation of the Share Exchange and the Purchase Right, ZST Management owned a majority of the issued and outstanding shares of common stock of the Company and Zhong Bo was appointed as Chairman of the Board and Chief Executive Officer of ZST Digital.

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

On October 6, 2009, the Company effected a 1-for-2.461538462 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The par value and number of authorized shares of the common stock remained unchanged. All references to number of shares and per share amounts included in these consolidated financial statements and the accompanying notes have been adjusted to reflect the Reverse Stock Split retroactively.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form S-1 of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008; and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 15, 2009, the date immediately preceding the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

Fair Value of Financial Instruments

The standard for “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

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

 ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in PRC, Hong Kong, and all highly-liquid investments with original maturities of three months or less at the time of purchase.  Banks and other financial institutions in PRC do not provide insurance for funds held on deposit.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. The Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written off during the three and nine months September 30, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

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

The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year. In accordance with the standard of "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers because:

(a)	The contract price to the customer is predetermined and fixed at the date of sale.
(b)	The customer is obligated to pay the Company the 10% holdback after one year and the obligation is not contingent on resale of the product.
(c)
The customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product because the Company entrust the suppliers to ship the products to the customers, therefore the suppliers bear the liability for products lost or damaged when in transit to the customers.

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

The Company determined that the costs associated with such assurance were immaterial in monetary terms based on the historical returns experience. The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time. As of September 30, 2009, the Company has not received any returns.

In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier. Based on the agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year. The Company incurred quality assurance costs of $0 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company has adopted the standard of “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Income Taxes

The Company accounts for income taxes in accordance with the standard of “Accounting for Income Taxes”, which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted standard of “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Research and Development

Research and development costs are expensed to operations as incurred. The Company spent $109,068, $0, $109,068, and $0 on direct research and development (“R&D”) efforts for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company received reimbursement from the local government therefore research and development expenses net of reimbursement was $0 for the three and nine months ended September 30, 2008.

Advertising Costs

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the three and nine months ended September 30, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of ZST PRC is RMB, the functional currencies of World Orient, Global Asia, and Everfair are HKD, and the functional currency of ZST Digital is the local currency, RMB. The Company used the RMB as the functional currency of ZST Digital since RMB is the currency of primary economic environment. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2009	6.81756	6.82174
Nine Months Ended September 30, 2008	6.83527	6.97496
Year Ended December 31, 2008	6.81731	6.93730

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine Months Ended September 30, 2009	7.75013	7.75193
Nine Months Ended September 30, 2008	7.76908	7.79838
Year Ended December 31, 2008	7.74960	7.74960

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended March 31, 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	September 30,	December 31,
	2009	2008
Trade receivables	$20,622,671	$9,518,706
Trade receivables-10% hold back	5,011,591	2,803,393
Total	$25,634,262	$12,322,099

The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written off for the three and nine months ended September 30, 2009 and 2008, respectively and no accounts receivable outstanding in excess of 90 days at September 30, 2009 and 2008. The aging of the accounts receivable are as follows:

	September 30,
	2009	2008
1-30 days	$12,682,542	$7,241,310
31-60 days	7,940,129	5,472,049
61-90 days	-	972,135
Total	$20,622,671	$13,685,494

The trade receivables above are collateral for short-term bank loans in the amount of $1,454,244 and $3,931,991 as of September 30, 2009 and December 31, 2008.

The trade receivables – 10% hold back are held back by customers that are due one year from the date of delivery. As of September 30, 2009, there are no delinquent receivables.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 4 – INVENTORIES, NET

Inventory consists of the following:
	September 30,	December 31,
	2009	2008
Products for sale	$1,494,599	$775,185

The Company sold its production lines in 2006 and has operated as a distributor since that time. There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 5 – EMPLOYEE ADVANCES

Employee advances consist of the following:
	September 30,	December 31,
	2009	2008
Employee advances	$5,280	$6,307

Employee advances for business operating expenses and were deducted from their monthly wages.

NOTE 6 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	September 30,	December 31,
	2009	2008
Machinery and equipment	$89,460	$89,463
Electronic equipment	324,926	-
Office equipment	39,617	32,447
Automobiles	101,823	101,827
Accumulated depreciation	(217,241)	(189,589)
Property and equipment, net	$338,585	$34,148

The depreciation expenses were $17,954, 15,937, 27,641, and 33,637 for the three and nine months ended September 30, 2009 and 2008, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	September 30,	December 31,
	2009	2008
Software	$645,392	$-
Accumulated amortization	(32,270)	-
Total	$613,122	$-

The amortization expenses were $32,250, $0, $32,250 and $0 for three and nine months ended September 30, 2009 and 2008, respectively.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 8 – SHORT-TERM DEMAND LOANS PAYABLE

Since 2005, the Company had several outstanding short-term demand corporation loans which were used primarily for general working capital purposes. These short-term unsecured loans were borrowed from long-term relationship customers bearing no interest. The imputed interests are assessed as an expense to the business operation and addition to the paid-in capital. The calculation is performed monthly by annual rate in the rage from 5.58 to 7.30% with the reference to the one-year loan rate from The People’s Bank of China. All the loans have been paid off as of June 30, 2008.

The imputed interests were $0, $0, $0, and $26,487 for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company secured one-year bank loans from Bank of Communication and Austria Central Cooperation Bank. These loans carried at an annual interest rate of 6.7275% for loans from Bank of Communication and 6.6975% for loans from Austria Central Cooperation Bank Beijing Branch. Both loans are secured by accounts receivable of the Company.

The outstanding loan is as follows:
	September 30,	December 31,
	2009	2008
Austria Central Cooperation Bank	$1,454,244	$3,931,991

Interest expense incurred for the above short-term bank loan were $55,799, $147,190, $140,693 and $261,154 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

NOTE 10 – RELATED PARTIES TRANSACTIONS

Due to related parties

For the year then ended December 31, 2008, the Company had an outstanding payable to Mr. Zhong, Ms. Sen, Mr. Huang, Ms. Wu, and Ms. Li totaling $2,102,178, $13,759, $21,152, $211,814 and $10,825, respectively. These amounts are non-secured, non-interest bearing, and are considered to be short-term within 5 months starting from October 6, 2008 to March 5, 2009. The notes were converted into approximately 2,929,097 shares of common stock during the quarter ended March 31, 2009 in accordance with the Purchase Right at $0.6907 per share. The shares are reflected as issued and outstanding on the statement of stockholders’ equity since inception.

Due to related parties consist of the following:
	September 30,	December 31,
	2009	2008
Sen, Hui (shareholder)	$-	$13,759
Zhong, Bo (CEO)	-	2,102,178
Huang, Jenkang (Vice President)	-	21,152
Wu, Dexiu (Warehousing, CEO's Spouse)	-	211,814
Li, Yuting (Executive Secretary to CEO)	-	10,825
Total	$-	$2,359,728

The imputed interests were $0, $22,518, $31,417 and $22,518 for the three and nine months ended September 30, 2009 and 2008, respectively.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 10 – RELATED PARTIES TRANSACTIONS (continued)

Exchange of related parties debt for common stock

Pursuant to relevant laws and regulations of China and the ownership transfer agreement with the original owners of ZST PRC, the Company, through its Everfair subsidiary, agreed to pay approximately $1.7 million (RMB 12,000,000) to acquire the assets of ZST PRC. As part of the purchase right agreement, the original owners agreed to use these proceeds to complete the exercise of the Purchase Right to purchase the Company’s shares and obtain control of the Company. The payables were converted into approximately 2,161,218 shares of common stock during the quarter ended March 31, 2009 in accordance with the Purchase Rights at $0.6907 per share. The shares are reflected as issued and outstanding on the statement of stockholders’ equity since inception.

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

The provision for taxes on earnings consisted of:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
PRC Corporate Income Tax	$1,106,409	$579,554	$2,593,724	$1,565,994

A reconciliation between the income tax computed at the PRC statutory rate and the Company’s provision for income taxes is as follows:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
PRC corporate income tax rate	$25%	$25%	$25%	$25%

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office lease commitments

The Company has entered into new office lease agreements in 2009.  It starts from May 2009 to April 2011. The company paid a deposit of $7,334. The company’s commitment for lease will be approximately $58,000 per year. The lessor delayed the first year lease payment and the Company will start to pay from May 2010.

Rent expense for the three and nine months ended September 30, 2009 and 2008 were $0, 1,832, $5,497 and $5,548, respectively.

Lack of insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations.  There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. All investors of the Company could lose their entire investment should uninsured losses occur.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 14 – SEGMENT INFORMATION

The standard of “Disclosures about Segments of an Enterprise and Related Information” requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The Company’s revenues, costs and gross profits were broken into the following categories:

	Three months ended September 30,		Nine months ended September 30,
Product Sales:	2009	2008	2009	2008
Sales revenues	$28,627,644	$15,202,520	$70,067,184	$40,377,727
Cost of sales	23,823,013	12,565,862	58,773,620	33,529,601
Gross Profit	$4,804,631	$2,636,658	$11,293,564	$6,848,126
Gross Margin	16.78%	17.34%	16.12%	16.96%

	Three months ended September 30,		Nine months ended September 30,
Technical Support Revenues:	2009	2008	2009	2008
Sales revenues	$-	$6,506	-	$609,602
Cost of sales	-	358	-	33,528
Gross Profit	$-	$6,148	-	$576,074
Gross Margin	-	94.50%	-	94.50%

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$28,627,644	$15,209,026	$70,067,184	$40,987,329
Total Cost of sales	23,823,013	12,566,220	58,773,620	33,563,129
Total Gross Profit	$4,804,631	$2,642,806	$11,293,564	$7,424,200
Total Gross Margin	16.78%	17.38%	16.12%	18.11%

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

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

NOTE 16 – COMMON STOCK

On January 9, 2009, ZST Digital closed a share exchange transaction (the “Share Exchange”) pursuant to which ZST Digital (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.

Immediately after the closing of the Share Exchange but prior to the Private Placement, ZST Digital had outstanding 2,000,788 shares of common stock, no shares of preferred stock, no options, and warrants to purchase 176,629 shares of common stock at an exercise price of $0.00024621 per share.

On January 14, 2009, Zhong Bo, the Company’s Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”), each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management purchased an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the “Purchase Right”). The purchase price for the shares was paid in full on May 25, 2009.

Prior to the closing of the Share Exchange, each of the shareholders and warrantholders of the Company canceled 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”). Pursuant to the Share and Warrant Cancellation, an aggregate of 1,688,533 shares of common stock and warrants to purchase 2,712,283 shares of common stock held by certain of our stockholders and warrantholders prior to the Share Exchange were cancelled.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 17 – SERIES A CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.

On January 5, 2009, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) whereby it designated 3,750,000 shares of its preferred stock, $0.0001 par value per share, as Series A Convertible Preferred Stock, (the “Preferred Stock”).  Each share of Preferred Stock has a stated value of $3.94.  Each share of Preferred Stock is convertible, at the option of the holder at any time and from time to time after the original issue date of the Preferred Stock, into one share of Common Stock, at a conversion price equal to the per share purchase price, subject to adjustment as more fully described in the Certificate.  Each share of Preferred Stock has the right to one vote per share of Common Stock issuable upon conversion of the shares of Preferred Stock.

In 2009, the Company conducted five closings of a private placement transaction (the “Private Placement”). As of September 30, 2009, pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at $3.94 per share for gross proceeds of $4,976,953. Each share of Preferred Stock shall be convertible at the option of the holder thereof, at any time and from time to time from and after the Original Issue Date into that number of shares of Common Stock determined by dividing the Stated Value of $3.94 of such share of Preferred Stock by the Conversion Price of $3.94.

On January 9, 2009, the Company conducted an initial closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 445,874 shares of Series A Convertible Preferred Stock at $3.94 per share. As a result, the Company received gross proceeds in the amount of $1,750,902. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest, to WestPark Capital Financial Services, LLC, the parent company of WestPark, the placement agent for the Private Placement (the “Note”).

On January 23, 2009, the Company conducted a second closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 132,264 shares of Series A Convertible Preferred Stock at $3.94 per share. As a result, the Company received gross proceeds in the amount of $525,000, of which $170,000 was used to repay the Note in full.

On February 13, 2009, the Company conducted a third closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 332,917 shares of Series A Convertible Preferred Stock at $3.94 per share. As a result, the Company received gross proceeds in the amount of $1,310,000.

On April 15, 2009, the Company conducted a fourth closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 203,924 shares of Series A Convertible Preferred Stock at $3.94 per share. As a result, the Company received gross proceeds in the amount of $804,000.

On May 5, 2009, the Company conducted a fifth closing of the Private Placement. Pursuant to subscription agreements entered into with investors, the Company sold an aggregate of 148,744 shares of Series A Convertible Preferred Stock at $3.94 per share. As a result, the Company received gross proceeds in the amount of $587,051.

In accordance with the standard of “Beneficial Conversion Feature” codified within ASC 470, the Series A Convertible Preferred Stock does not have an embedded beneficial conversion feature (BCF) because the effective conversion price of such shares equals the fair value of the Company’s common stock. The Company determined that the fair value of the common stock at $3.94 per share based on the fact that (1) the common stock is not readily tradable in an open market at the time of issuance, and (2) the Company has recently sold the convertible preferred stock that is convertible into common stock at 1:1 ratio for $3.94 per share in a private placement, therefore the market price of the common stock is $3.94 per share. However, if in the future the Company has a dilutive issuance of securities, as defined in the Preferred Stock Certificate of Designation, the Company must recognize a beneficial conversion if and when a reset of the conversion price occurs.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 17 – SERIES A CONVERTIBLE PREFERRED STOCK (continued)

Value Allocated to Preferred Stocks:
Proceeds from issuance	$4,976,953
Less value allocated to warrants	-
Value allocated to preferred stocks	$4,976,953

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the preferred stocks	1,263,723
Market value of stock on preferred stock issuance date	$3.94
Market value of shares issuable upon conversion	$4,976,953

Beneficial Conversion Feature:
Market value of shares issuable upon conversion	$4,976,953
Less value allocated to preferred stocks	4,976,953
Value of beneficial conversion feature	$-

The Company evaluated whether or not the Series A Convertible Preferred Stock contained any embedded conversion features that meet the definition of derivatives under the “Embedded Derivative” standard codified within ASC 815, and related interpretations.  The standard states that an embedded derivative instrument shall be separated from the host contract and accounted for as a derivative instrument pursuant to the statement if and only if all the following criteria are met:

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

c.
A separate instrument with the same terms as the embedded derivative instrument would, pursuant to subtopic 10 of the standard codified within ASC 815, be a derivative instrument subject to the requirements of this statement. However, this criterion is not met if the separate instrument with the same terms as the embedded derivative instrument would be classified as a liability (or an asset in some circumstance) under the provisions of the standard codified within ASC 480 but would be classified in stockholders’ equity absent the provisions in the standard codified within ASC 480.

The Series A Convertible Preferred Stock has a fixed conversion provision of 1 preferred share for 1 common share and is convertible at the option of the holder and automatically based upon certain events happening. Based upon the above requirement of subtopic 15 of ASC 815, it is clear that any potential embedded derivatives in the Series A Convertible Preferred Stock are clearly and closely related and do not require bifurcation from the host.

The Company evaluated whether or not the convertible preferred stock should be classified as a liability or equity under the standard codified within ASC 480, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities”. The Company concluded that under EITF Topic D-98, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A Convertible Preferred Stock as permanent equity since there was no deemed liquidation events that require one or more class or type of equity security to be redeemed.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 18 – EARNINGS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	3,291,827	1,681,566	7,100,116	4,806,871
Denominator:
Basic weighted-average shares outstanding	7,091,103	5,896,723	7,091,103	5,896,723
Effect of convertible preferred stock	1,263,723	-	1,046,796	-
Effect of dilutive warrants	170,629	-	162,504	-
Diluted weighted-average shares outstanding	8,525,455	5,896,723	8,265,403	5,896,723
Net income per share:
Basic	$0.46	$0.29	$1.01	$0.82
Diluted	$0.39	$0.29	$0.86	$0.82

NOTE 19 – COMMON STOCK WARRANTS

In January 2007, the Company sold to its original shareholders warrants to purchase 2,882,912 shares of common stock at an exercise price of $0.0002462. On January 14, 2009, these shareholders canceled an aggregate of 2,712,283 warrants such that the shareholders held an aggregate of 170,629 warrants immediately after the Share Exchange. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange.

The summary of the status of the Company’s outstanding warrant activity for the nine months ended September 30, 2009 is as follows:

Warrants	Average Exercise Price
170,629	$0.0002462

NOTE 20 – SUBSEQUENT EVENTS

On October 8, 2009, the Company entered into an employment agreement with John Chen, M.D., regarding his employment by the Company as its new Chief Financial Officer (the “Employment Agreement”).  Dr. Chen’s appointment as Chief Financial Officer was effective on October 20, 2009 (the “Effective Date”). Pursuant to the Employment Agreement, Dr. Chen will be entitled to a base salary at an annual rate of $150,000, as well as reimbursement for the cost of standard corporate-style healthcare insurance coverage and for home-office and business travel expenses.  Dr. Chen was also granted a signing bonus which is calculated as follows: $410.96 per day multiplied by the number of days between September 25, 2009 and the Effective Date. Dr. Chen was granted options to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share and exercisable until October 20, 2014.  The options will be immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company which will lapse as follows: 50% of the options and shares will vest six (6) months after the Effective Date and the remaining 50% will vest twelve (12) months after the Effective Date.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 20 – SUBSEQUENT EVENTS (continued)

On October 20, 2009, the Company completed a public offering and sold 3,125,000 shares of its common stock at $8.00 per share. The Company granted the representative of the underwriters a 45-day option to purchase up to an additional 468,750 shares of common stock at $8.00 per share. The shares of the Company’s common stock were sold to the public for gross proceeds of approximately $25 million. The Company also issued warrants to the underwriters to purchase 312,500 shares of the Company’s common stock at an exercise price of $10 per share.

On October 25, 2009, the Company entered into a GPS Device Supply and Terminal Service Agreement (the “GPS Agreement”) with Xing Yang Security Service Co., Ltd. (“Xing Yang”), a provider of personal, logistics, and technology safety services. Pursuant to the GPS Agreement, the Company will provide GPS hardware installation and monthly call center services to Xing Yang.  Specifically, the Company will supply and install GPS tracking units in Xing Yang’s armored trucks and Xing Yang’s trucks will have access to the Company’s call center, which provides direction, information and emergency support for subscribers.  Pursuant to the GPS Agreement, Xing Yang will pay the Company RMB 4,000,000 (approximately $590,000) upon entering into the GPS Agreement and an additional annual service fee up to approximately RMB 500,000 (approximately $74,000) each year.

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of ZST Digital  exceed 25% of the consolidated net assets of ZST Digital. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Balance Sheets
(Dollars In Thousands)

	September 30,,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in subsidiaries, at equity in net assets	$22,367	$8,983
Total Assets	22,367	8,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payable	52	-
Total Current Liabilities	52	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	-	-
Preferred stock Series A Convertible, $0.0001 par value, 3,750,000 shares authorized, 1,263,723 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,976,953 at September 30, 2009.	1
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,091,103 and 5,896,723 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	1	1
Additional paid-in capital	8,270	1,488
Accumulated other comprehensive income	40	591
Statutory surplus reserve fund	1,492	1,492
Retained earnings (unrestricted)	12,511	5,411
Total Stockholders' Equity	22,315	8,983
Total Liabilities and Stockholders' Equity	$22,367	$8,983

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Statements of Operations
(Dollars In Thousands)
(unaudited)

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Merger cost	-	-	555	-
Other general and administrative	5	-	106	-
Total Expenses	5	-	661	-

Equity in undistributed income of subsidiaries	3,297	1,682	7,761	4,807
Income before income taxes	3,292	1,682	7,100	4,807

Provision for income tax	-	-	-	-

Net income	$3,292	$1,682	$7,100	$4,807

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2009 and 2008 are unaudited)

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Statements of Cash Flows
(Dollars In Thousands)
(unaudited)

	For The Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$7,100	$4,807
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Increase in accrued liabilities and other payable	51	-
Equity in undistributed income of subsidiaries	(7,761)	(4,807)
Net Cash Provided (Used) by Operating Activities	(610)	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	(2,924)	-
Net Cash Provided (Used) by Investing Activities	(2,924)	-

Cash Flows from Financing Activities
Sale of preferred stocks	3,534	-
Net Cash Provided (Used) by Investing Activities	3,534	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental disclosure information:

Non-cash Investing and Financing activities:
Shares issued for related parties' debt	$2,360	$-

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

In order to grow or even maintain our current level of revenue we will be required to attract new customers and to increase sales to existing customers, which may require us to design, market and sell new set-top boxes.  If we do not develop relationships with new customers, we may not be able to expand our customer base and our ability to increase or even maintain our revenue will be impacted.

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

Recent Events

Reverse Stock Split

On October 6, 2009, we effected a 1-for-2.461538462 reverse stock split of all of our issued and outstanding shares of common stock and Series A Convertible Preferred Stock (the “Reverse Stock Split”) by filing an amendment to our Certificate of Incorporation with the Secretary of State of Delaware. The par value and number of authorized shares of our common stock and Series A Convertible Preferred Stock remained unchanged. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

Share Exchange

On December 11, 2008, we entered into a share exchange agreement, as amended on January 9, 2009 (the “Exchange Agreement”), with World Orient and its stockholders, pursuant to which the stockholders would transfer all of the issued and outstanding shares of World Orient to the Company in exchange for 806,408 shares of our common stock (the “Share Exchange”).  On January 9, 2009, the Share Exchange closed and World Orient became our wholly-owned subsidiary and we immediately changed our name from “SRKP 18, Inc.” to “ZST Digital Networks, Inc.” A total of 806,408 shares were issued to the former stockholders of World Orient.

Purchase Right

On January 14, 2009, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the “Purchase Right”).  The purchase price for the shares was paid in full on May 25, 2009.  Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  Pursuant to the Share and Warrant Cancellation, an aggregate of 1,688,532 shares of common stock and warrants to purchase 2,712,283 shares of common stock held by certain of our stockholders and warrant holders prior to the Share Exchange were cancelled.

Private Placement

On May 5, 2009, we completed the final closing in a series of five closings beginning January 9, 2009 of a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at $3.94 per share.  As a result, we received gross proceeds in the amount of approximately $4.98 million.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of the placement agent, WestPark Capital, Inc. (“WestPark”). The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

Restructuring

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

Upon the consummation of the Purchase Right and Share and Warrant Cancellation, our Chief Executive Officer and Chairman of the Board, Zhong Bo, beneficially owned approximately 59.87% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this report).

Public Offering

On October 20, 2009, we completed a public offering of shares of our common stock in which we sold 3,125,000 shares of common stock. Rodman & Renshaw, LLC acted as lead manager and WestPark Capital, Inc. acted as co-manager for the offering (together the “Underwriters”).  We have granted the Underwriters a 45-day option to purchase up to an additional 468,750 shares of common stock. Our shares of common stock were sold to the public at a price of $8.00 per share, for gross proceeds of approximately $25 million.

Compensation for the Underwriters’ services included discounts and commissions of $1,875,000, a $2,500,000 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 312,500 shares of our common stock at an exercise price of $10.00 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.   The warrants also carries registration rights.

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

The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year.  This deferred payment obligation is not contingent on resale of the product.  In accordance with the standard, "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers.  Costs related to quality assurance fulfillment are mainly the costs of materials used for repair or replacement of damaged or defective products and are expensed as incurred.  As the costs associated with such assurance were immaterial in monetary terms, no assurance liability is accrued for all periods. The Company incurred quality assurance costs of nil and nil for the nine months ended September 30, 2009 and 2008, respectively.  These costs incurred represent 0% and 0% of 2009 and 2008 IPTV box sales, respectively.  In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended March 31, 2009.

In April 2009, the FASB issued an accounting standard, which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects.  Revenues from product sales were $28,627,644 for the three months ended September 30, 2009, an increase of $13,418,618, or 88%, compared to $15,209,026 for the same period in 2008.  The increase in revenues is primarily a result of the increase in sales of our digital networking products as we experienced an exceptional concentration of orders in relations to network platform upgrade.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $23,823,013 for the three months ended September 30, 2009, an increase of $11,256,793, or 90%, compared to $12,566,220 for the same period in 2008.  This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues.  As a percentage of revenues, cost of sales for the three months ended September 30, 2009 and 2008 were 83% and 83%, respectively.

Gross profit for three months ended September 30, 2009 was $4,804,631, or 17% of revenues, compared to $2,642,806, or 17% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were nil for the three months ended September 30, 2009, compared to $1,165 for the same period in 2008.  The decrease was due to the changes in sales contract terms and arrangement of delivery, which provided that finished goods are shipped directly from the manufacturer to the customers.

Research and development expenses were approximately $109,068 for the three months ended September 30, 2009 compared to nil for the same period in 2008.  The increase was due to the Company’s increased research and development efforts in connection with its GPS product line.  Furthermore, the Company no longer receives reimbursement for its research and development expenses from the local government.

Other general and administrative expenses, which include wages, benefits, utilities, consulting, turnover taxes, professional fees and other expenses, were $223,600 for the three months ended September 30, 2009, an increase of $28,507, or 15%, compared to $195,093 for the same period in 2008.  The increase was due to the Company’s expanded operations and revenue base.  On the going forward basis, we expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

 Interest expenses for interest-bearing debts for the three months ended September 30, 2009 was $55,799, a decrease of $91,391, or 62%, compared to $147,190 in 2008.  The decrease is mainly the result of the continued paid down of our loan.

For the three months ended September 30, 2009, we recorded a provision for income taxes of $1,106,409, compared to $579,554 for the same period in 2008.  The tax rate for the year ended December 31, 2009 was 25%.  Our income tax rate for the year ended December 31, 2008 was 25%.

Nine Months Ended September 30, 2009 and 2008

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects.  Revenues from product sales were $70,067,184 for the nine months ended September 30, 2009, an increase of $29,079,855, or 71%, compared to $40,987,329 for the same period in 2008.  The increase in revenues is primarily a result of the increase in sales of our IPTV set-top boxes, as well as continued demand for our digital networking products.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $58,773,620 for the nine months ended September 30, 2009, an increase of $25,210,491, or 75%, compared to $33,563,129 for the same period in 2008.  This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues.  As a percentage of revenues, cost of sales for the nine months ended September 30, 2009 and 2008 were 84% and 82%, respectively.

Gross profit for nine months ended September 30, 2009 was $11,293,564, or 16% of revenues, compared to $7,424,200, or 18% of revenues, for the comparable period in 2008.  Management considers gross profit to be a key performance indicator in managing our business.  Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $35,334 for the nine months ended September 30, 2009, a decrease of $71,901, or 67%, compared to $107,235 for the same period in 2008.  The decrease was due to the changes in sales contract terms and arrangement of delivery, which provided that finished goods are shipped directly from the manufacturer to the customers.

Research and development expenses were approximately $109,068 for the nine months ended September 30, 2009 compared to nil for the same period in 2008.  The increase was due to the Company’s increased research and development efforts in connection with its GPS product line.  Furthermore, the Company no longer receives reimbursement for its research and development expenses from the local government.

Other general and administrative expenses, which include wages, benefits, utilities, consulting, turnover taxes, professional fees and other expenses, were $725,054 for the nine months ended September 30, 2009, an increase of $110,991, or 18%, compared to $614,063 for the same period in 2008.  The increase was due to the Company’s expanded operations and revenue base.  On the going forward basis, we expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses for interest-bearing debts for the nine months ended September 30, 2009 was $140,693, decrease of $120,461, or 46%, compared to $261,154 in 2008.  The decrease is mainly the result of lower outstanding debt.

For the nine months ended September 30, 2009, we recorded a provision for income taxes of $2,593,724, compared to $1,565,994 for the same period in 2008.  The tax rate for the year ended December 31, 2009 was 25%.  Our income tax rate for the year ended December 31, 2008 was 25%.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,394,458 as of September 30, 2009, as compared to $1,134,954 as of December 31, 2008.

We had working capital of approximately $21,362,069 and $8,948,772 as at September 30, 2009 and December 31, 2008, respectively. The increase of working capital was largely caused by the increase in accounts receivable.

Our trade receivables has been an increasingly significant portion of our current assets, representing $25,634,262 and $12,322,099, or 80% and 71% of current assets, as of September 30, 2009 and December 31, 2008, respectively.  As our sales volume increases, trade receivables increase accordingly. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2009, inventories amounted to $1,494,599, compared to $775,185 as of December 31, 2008.  The increase is due to the increase of sales, the increase of inventory turnover, and the increase in the Company’s inventory of GPS products.  As of December 31, 2008, inventories amounted to $775,185, compared to $5,488,794 as of December 31, 2007.  The decrease is due to the fact that we no longer manufacture our products and instead outsource the manufacturing of our products.

As of September 30, 2009, accounts payable and accrued liabilities amounted to $8,371,440, compared to $1,771,272 as of December 31, 2008.  The increase in accounts payable and accrued liabilities is due to inventory purchases unpaid prior to the end of the period.  As of December 31, 2008, accounts payable and accrued liabilities amounted to $1,771,272, compared to $3,249,012 as of December 31, 2007.  The decrease is due to a shortened payment duration.

As of September 30, 2009, various taxes payable amounted to $331,749, compared to $188,539 as of December 31, 2008.  As of December 31, 2008, various taxes payable amounted to $188,539, compared to $490,977 as of December 31, 2007.  The increase in various taxes payable is due to the rise of sales.

As of September 30, 2009, wages payable amounted to $63,750, compared to $59,501 as of December 31, 2008.  As of December 31, 2008, wages payable amounted to $59,501, compared to $23,890 as of December 31, 2007. The increase in wages payable is due to increased personnel costs.

As of September 30, 2009, corporate taxes payable amounted to $434,388, compared to nil at December 31, 2008.  As of December 31, 2008, corporate taxes payable amounted to nil, compared to nil as of December 31, 2007.  The increase in corporate taxes payable is due to an increase of unpaid corporate taxes.

On May 5, 2009, we completed the final closing in a series of five closings beginning January 9, 2009 of a private placement transaction in which we received gross proceeds of approximately $4.98 million (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at a price of $3.94 per share. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of WestPark. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of this Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full using the proceeds from the second closing of the Private Placement.

The placement agent, WestPark, earned a placement fee equal to 12% of the funds placed in the Private Placement plus a 4% non-accountable expense allowance.  No other consideration was paid to WestPark or SRKP 18 in connection with the Share Exchange or Private Placement.  We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares. The registration statement covering such shares was declared effective by the Securities and Exchange Commission in October 2009.  We have used the proceeds from the Private Placement to provide working capital for general corporate purpose.

On October 20, 2009, we completed a public offering of shares of our common stock in which we sold 3,125,000 shares of common stock. Rodman & Renshaw, LLC acted as lead manager and WestPark Capital, Inc. acted as co-manager for the offering (together the “Underwriters”).  We have granted the Underwriters a 45-day option to purchase up to an additional 468,750 shares of common stock. Our shares of common stock were sold to the public at a price of $8.00 per share, for gross proceeds of approximately $25 million.

Compensation for the Underwriters’ services included discounts and commissions of $1,875,000, a $2,500,000 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 312,500 shares of our common stock at an exercise price of $10.00 per share.  The warrants, which have a term of five years, are not exercisable until at least one-year from the date of issuance.   The warrants also carries registration rights.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations.  Total contributions to the funds are $14,767 for the nine months ended September 30, 2009 and $6,487, $130,549 and $396 for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash used in operating activities was $125,921 for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $5,383,579 for the nine months ended September 30, 2008.  The change was due to a decrease in inventory and an increase in accounts receivable.

Net cash used in investing activities amounted to approximately $969,692 for the nine months ended September 30, 2009, compared to net cash provided by investing activities of nil for the nine months ended September 30, 2008.  The change was due to the purchase of property and equipment and intangible assets.

Net cash provided by financing activities amounted to $1,057,235 for the nine months ended September 30, 2009, compared to net cash used in financing activities of $5,821,285 for the nine months ended September 30, 2008.  The change was a result of sales of Series A Convertible Preferred Stock in the Private Placement in 2009.

Based upon our present plans, we believe that cash on hand, cash flow from operations, funds available to use through low-cost domestic financing as well as cash through our recent public offering financing, we will be sufficient to fund our capital needs for the next 12 months.  Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.  Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2009.  Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

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

ITEM 1A.  RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, we completed the final closing in a series of five closings beginning January 9, 2009 of a private placement transaction in which we received gross proceeds of approximately $4.98 million (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at a price of $3.94 per share. In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of WestPark. The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of this Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full using the proceeds from the second closing of the Private Placement.  The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

The placement agent, WestPark, earned a placement fee equal to 12% of the funds placed in the Private Placement plus a 4% non-accountable expense allowance.  No other consideration was paid to WestPark or SRKP 18 in connection with the Share Exchange or Private Placement.

On January 14, 2009, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the “Purchase Right”).  The purchase price for the shares was paid in full on May 25, 2009.  Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  Pursuant to the Share and Warrant Cancellation, an aggregate of 1,688,532 shares of common stock and warrants to purchase 2,712,283 shares of common stock held by certain of our stockholders and warrantholders prior to the Share Exchange were cancelled.  The shares of common stock were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

On January 9, 2009, pursuant to the terms of the Share Exchange, we issued 806,408 shares of common stock to the stockholders of World Orient in exchange for all of the issued and outstanding shares of World Orient.   The securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

On January 3, 2007, we issued 2,882,912 shares of common stock for an aggregate cash consideration of $5,000 and warrants to purchase 2,882,912 shares of common stock at an exercise price of $0.0002462 per share for an aggregate cash consideration of $2,500.  We sold these shares of common stock and warrants under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  Upon the full exercise of the Purchase Right, the stockholders of the Company prior to the Share Exchange agreed to the cancellation of an aggregate of 1,688,532 shares of common stock and warrants to purchase 2,712,283 shares of common stock held by them.

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

ZST DIGITAL NETWORKS, INC.

Date: November 16, 2009	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: November 16, 2009	By:	/s/ John Chen
John Chen Chief Financial Officer