Form 10-K
period 2009-12-31
ZST Digital Networks, Inc.
filed 2010-03-31
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

206 Tongbo Street, Boyaxicheng Second Floor Zhengzhou City, Henan Province People’s Republic of China 450007 (Address of principal executive offices)

(86) 371-6771-6850
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:            None.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were an aggregate of 11,650,442 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of March 29, 2010.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 29, 2010 was approximately $61.96 million based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $9.32 per share.  The registrant’s common stock commenced trading on the NASDAQ Global Market on October 20, 2009 under the ticker symbol “ZSTN.”  There was no public market for the registrant’s securities prior to listing on the NASDAQ Global Market.

Documents Incorporated by Reference:  The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the registrant's fiscal year end, or, if the registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

 ZST DIGITAL NETWORKS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to maintain and increase revenues and sales of our products;

•	our ability to develop and market new products;

•	competitive nature of our industry;

•	market acceptance of our products;

•	our reliance on intellectual property, some of which is owned by third parties;

•	our strategic investments and acquisitions;

•	compliance and changes in the laws of the PRC that affect our operations;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	vulnerability of our business to general economic downturn, especially in the PRC; and

•
the other factors referenced in this Current Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.

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

At present, our main clients are broadcasting TV bureaus and cable network operators serving various cities and counties. We have over 30 main customers, including the broadcasting TV bureaus and cable network operators of the cities of Nanyang, Mengzhou, Xuchang, Pingdingshan, Kaifeng, Zhoukou and Gongyi, and the counties of Yuanyang, Luoning, Neihuang, Yinyang, Xixia, Kaifeng, Nanzhao, and Gushi.

A map highlighting our range of service within China is below (the yellow shaded areas indicate our potential market and target customers and the red and green shaded areas indicate our current market):

A map highlighting our range of service within the Henan Province is below:

In the near future, we plan to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in the Henan Province of China.

Corporate Information

We were incorporated in the State of Delaware on December 7, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 9, 2009, we closed a share exchange transaction (“Share Exchange”) pursuant to which we (i) issued 1,985,000 shares of our common stock to acquire 100% equity ownership of World Orient Universal Limited, a company organized in the British Virgin Islands (“World Orient”), which is the 100% parent of Global Asia Universal Limited, a company organized in the British Virgin Islands (“Global Asia”), which is a 100% parent of Everfair Technologies, Ltd., a company organized in Hong Kong (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited, a company organized in the People’s Republic of China (“Zhengzhou ZST”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed our name from SRKP 18, Inc. to ZST Digital Networks, Inc. Our corporate offices are located at 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Providence, People’s Republic of China 450007.

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

Industry

Over the past ten years, technological advancements in the electronics industry have greatly expanded the capabilities of cable TV devices and cable systems. Cable network devices include amplifiers, optical receivers, IPTV set-top boxes and other related products. The popularity of these devices benefits from reductions in cost, size and weight, and improvements in functionality and reliability.

China’s consumer market for cable TV devices and electronics has been growing, due in part to the country’s rapid growing electronic industry. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base. Notwithstanding China’s economic growth, China’s economic output and consumption rates are still relatively low on a per capita basis compared to developed countries. As China’s economy develops, we believe that disposable income and consumer spending levels will continue to become closer to that of developed countries like the United States.

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

China has a number of benefits in the manufacture of electronic devices, which are expected to drive this growth:

●	Low Costs. China continues to have a significant low cost of labor as well as easy access to raw materials and land.

●	Proximity to Electronics Supply Chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

●	Proximity to End-Markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including electronic devices.

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

Design Capabilities and Manufacturing Oversight

We employ a rigorous and systematic approach to product design and manufacturing oversight. We employ a senior design team with members educated by top colleges in China, with an average of 8 to 10 years of experience. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, domestic research institutions and our key core suppliers. We can rapidly modify our design function to accommodate new customer requests, designs and specifications. We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. Our contract manufacturers are located in Hang Zhou, Shen Zhen and Zheng Zhou, China. We also achieve quality control over products manufactured under our contract manufacturing arrangements by sending our technicians on site to supervise the production and testing of our products. The use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products.

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

Expand Sales Network and Distribution Channels. We continue to seek additional penetration into existing markets as well as commencing sales in additional domestic markets. We intend to expand our sales and customer service networks of agents and dealers in China and into new markets. We also intend to develop relationships with a broader set of wholesalers, distributors and resellers, all in order to expand the market availability of our products. We expect that these relationships will allow us to diversify our customer base and increase the availability and exposure of our products.

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

●	Optical Receivers. Our optical receivers convert a fiber-optic transmission into digital RF signals that are amplified and distributed through a 750 – 1000MHz optical cable system.

●	Optical Transmitters. We have developed a range of optical transmitters, including the 1310nm and 1550nm series products, used in the transmission of cable system front optical fiber signal.

●	Cable Transmission Amplifiers. Our main bus amplifier and end user amplifier products are used to improve the signal quality in cable networks.

Net revenues for each of our revenue segments as a percentage of net revenues is set forth below:

	Year Ended December 31,
	2009	2008	2007
Products
IPTVs (1)	54%	56%	40%
Optical devices (2)	27%	22%	26%
Cable devices (3)	8%	3%	6%
Others (4)	8%	15%	28%
GPS	3%	—	—
Subtotal	100%	96%	100%
Technical Support	—%	2%	—
Construction	—%	2%	—
Total	100%	100%	100%

(1) Includes IPTV set-top boxes.

(2) Includes optical transmitters, optical workstations, optical receivers and optical power meters.

(3) Includes power supply cables, optical cables and pigtails

(4) Includes security and monitoring devices, which include coding and decoding devices, digital cameras and matrix exchanges, and network products, which include welding machines, optical digital audio machines and audio and video distributors.

Monitoring and Cable Services

We offer security and monitoring services which involves the installation of monitoring systems in buildings, including the design and implementation of various devices, such as coding and decoding devices, digital cameras and matrix exchanges. We also offer cable services and provides networking thoughout buildings with proper devices and components, such as welding machines, optical digital audio machines, and audio and video distributors.

GPS Services

In March 2009, the Company entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows the Company to use the China Unicom wireless network for providing GPS location and tracking services to third parties.  The Company has developed personal and vehicle tracking systems, and has staffed a 24/7 call center to handle subscriber queries and emergency calls.  Currently, the system has approximately 400 test users and receives about 20 subscriber calls per day.

In the near future, the Company intends to negotiate a reseller agreement with the Henan Subsidiary of China Unicom whereby GPS tracking units supplied by the Company would be sold in the Henan Subsidiary of China Unicom retail stores, with the Company receiving a share of subscriber revenue collected by the Henan Subsidiary of China Unicom.

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

We generally place orders approximately 3 to 4 weeks in advance of expected delivery. We work closely with our contract manufacturers to manage costs and delivery times, and we have never experienced material delays in the delivery of our products from our contract manufacturers. However, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product.

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

Currently, our primary suppliers of raw materials are located in South Korea, Taiwan, United States, and China.  Three suppliers, Hangzhou Jingbao Electronic Ltd., Sichuan Jinwangtong Technology Co. Ltd. and Jinbo Electronic Co. Ltd., are our largest suppliers of components of our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2009.  Three suppliers, Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd., each accounted for more than 10% of our purchases of components for our products for the fiscal years ended December 31, 2008 and 2007.  We believe that the raw materials and components used in manufacturing our products are available from enough sources to be able to satisfy our needs. Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by various Company-trained staff members to ensure quality control over the production process, from the purchase of raw materials through oversight of each stage of the manufacturing process. Our quality control department executes the following functions:

●	testing samples of raw materials from suppliers;
●	implementing sampling systems and sample files;
●	setting internal controls and regulations for the testing of finished products; and
●	articulating the responsibilities of quality control staff.

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

We are highly dependent upon sales of our products to certain of our customers. During our fiscal year ended December 31, 2009, five customers, Nanyang Radio & Television Bureau, Kaifeng Radio & Television Bureau, Pingding Radio & Television Bureau, Mengzhou Radio & Television Bureau, and Anyang Radio & Television Bureau, each accounted for approximately 7%, 6%, 6%, 6%, and 6% of our net revenues.  During our fiscal year ended December 31, 2008, two customers, Neihuang Radio & Television Bureau and Kaifeng Radio & Television Bureau, each accounted for approximately 10% of our net revenues. During the fiscal year ended December 31, 2007, three customers, Nanyang Radio & Television Bureau, Mengzhou Radio & Television Bureau and Xuchang Radio & Television Bureau, accounted for approximately 16%, 14% and 13%, respectively, of our net revenues.  No other customer accounted for greater than 5% of our net revenues during these periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of any customers to which we sell a significant amount of our products, or from which we receive significant portion of orders, or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

Research and Development

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements. To date, we have engaged in modest research and development activities and much of our expenditures on research and debvelopment have been reimbursed by the local government. We believe that the engineering and technical expertise of our management and key personnel has allowed us to efficiently and timely identify and bring new products to market for our customers. However,  we believe that substantial addtitional research and development activities are important to allowing us to offer technologically-advanced products to serve a broader array of customers. We expect that our research and development budget will substantially increase as the scope of our operations expands and as we have access to additional working capital to fund these activities.

We focus our product design efforts on both improving our existing products and developing new products. In an effort to enhance our product quality, reduce costs and keep up with emerging product trends, we work with our key customers to identify emerging product trends and implement new solutions intended to meet the current and future needs of the markets we serve.

For the years ended December 31, 2009, 2008 and 2007, we have invested approximately $221,467, $10,419, and $88,864, respectively, in research and development.  However, the Company received a reimbursement from the local government for all of its research and development expenses for the year ended December 31, 2008, and therefore research and development expenses net of reimbursement was nil.

Acquisitions

To supplement our internal growth, we intend to pursue a targeted acquisition strategy that will seek acquisition candidates that fulfill one or more of the following objectives:

●	increase our penetration of existing markets;
●	expand into new markets;
●	increase our service offerings;
●	add customers and cash flow to our existing network services business; and
●	enhance our ability to sell and delivery value-added services.

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

Competition

The market for set-top boxes and digital networking products is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete primarily on the basis of:

●	reliability;
●	brand recognition;
●	quality;
●	price;
●	design; and
●	quality service and support to retailers and our customers.

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

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

●	significantly longer operating histories;
●	significantly greater managerial, financial, marketing, technical and other competitive resources; and
●	greater brand recognition.

As a result, our competitors may be able to:

●	adapt more quickly to new or emerging technologies and changes in customer requirements;
●	devote greater resources to the promotion and sale of their products and services; and
●	respond more effectively to pricing pressures.

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

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);
●	Paris Convention for the Protection of Industrial Property (March 19, 1985);
●	Patent Cooperation Treaty (January 1, 1994); and
●	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 1992, 1993, 2001 and 2003, respectively.  The latest amended version of the China Patent Law was made on December 7, 2008 and will become effective on October 1, 2009.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to three times of the license fee under a contractual license.  In the case of false patents, if there is no license fee for reference, the damages may be reasonably determined in an amount ranging from RMB 5,000 to RMB 500,000. After October 1, 2009, the range will be increased to RMB 10,000 to RMB 1,000,000.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT. The VAT for revenues from services, such as installation services and GPS subscription services, is 5%.

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

Employees

As of March 29, 2010, we had approximately 97 employees.  All of our employees are based in China. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and work-related injury insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $18,821, $6,487 and $130,549 for the years ended December 31, 2009, 2008 and 2007, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

We also provide housing facilities for our employees. At present, approximately 1% of our employees live in company-provided housing facilities. Under PRC laws, we are also required to make contributions to a housing accumulation fund for employees. Presently, contribution to such housing accumulation fund is not strictly enforced by the Zhengzhou Municipal Government and therefore, we provide free housing facilities to all employees who need accommodation. We may commence contributions to the housing assistance fund in the future.

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

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Annual Report on Form 10-K.

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

We do not carry any business interruption insurance, products liability insurance or any other insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We intend to make significant investments in new products and services that may not be profitable.

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements. To date, we have engaged in modest research and development activities and much of our expenditures on research and development have been reimbursed by the local government. However, we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products to serve a broader array of customers. We expect that our research and development budget will substantially increase as the scope of our operations expands and as we have access to additional working capital to fund these activities. However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

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

We are highly dependent upon sales of our products to certain of our customers. During our fiscal year ended December 31, 2009, Nanyang Radio & Television Bureau, Kaifeng Radio & Television Bureau, Pingding Radio & Television Bureau, Mengzhou Radio & Television Bureau, and Anyang Radio & Television Bureau each accounted for approximately 7%, 6%, 6%, 6% and 6%, respectively, of our net revenues.  During our fiscal year ended December 31, 2008, Neihuang Radio & Television Bureau and Kaifeng Radio & Television Bureau each accounted for approximately 10% of our net revenues. During the fiscal year ended December 31, 2007, Nanyang Radio & Television Bureau, Mengzhou Radio & Television Bureau and Xuchang Radio & Television Bureau accounted for approximately 16%, 14% and 13%, respectively, of our net revenues.  No other customer accounted for greater than 5% of our net revenues during these periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of any of our customers to which we sell a significant amount of our products or any significant portion of orders from Cable TV Station of Pingdingshan and Cable TV Station of Nanyang, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers.  Hangzhou Jingbao Electronic Ltd., Sichuan Jinwangtong Technology Co. Ltd. and Jinbo Electronic Co. Ltd., are our largest suppliers of components of our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2009.  Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd. each accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2008 and the fiscal year ended December 31, 2007.  Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Certain disruptions in supply of and changes in the competitive environment for components and raw materials integral to our products may adversely affect our profitability.

We use a broad range of materials and supplies, including LCD components, ICs, flash memories, WiFi modules, GPS modules, capacitors, resistors, switches, connectors, batteries and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components and raw materials from any of our suppliers and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	seasonal variations in operating results;
•	variations in the sales of our products to our significant customers;
•	the discretionary nature of our customers’ demands and spending patterns;
•	variations in manufacturing and supplier relationships;
•	fluctuation and unpredictability of costs related to the components and raw materials used to manufacture our products;
•
if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•	competition from our competitors;
•	changes in market and economic conditions;
•	vulnerability of our business to a general economic downturn in China;
•	changes in the laws of the PRC that affect our operations; and
•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

We rely upon certain patents licensed from our Chief Executive Officer and Chairman of the Board, Zhong Bo, which gives us rights to third party intellectual property that is necessary or useful for our business.  On January 9, 2009, we entered into a patent license agreement with Mr. Zhong for the right to use such patent in the operation of our business.  In addition, we also applied to SIPO for the transfer of the patent to Zhengzhou ZST and SIPO accepted the application regarding the patent transfer to Zhengzhou ZST on December 31, 2008. The patent transfer to Zhengzhou ZST was approved on January 9, 2009.  Mr. Zhong did not receive any additional consideration for the transfer of the intellectual property rights to the Company, other than the execution of the patent license agreement being a condition to the closing of the Share Exchange.

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

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We recently completed a public offering of shares of common stock, and we may conduct additional financing transactions in the future.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Our headquarters and major facilities including sales offices and research and development centers are located in China. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment. We may incur expenses relating to such damages.

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

The PRC legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

Our BVI subsidiary, World Orient, World Orient’s BVI subsidiary, Global Asia, and Global Asia’s Hong Kong subsidiary, Everfair, were owned by non-PRC individuals. Everfair obtained all the equity interests of Zhengzhou ZST (the “Restructuring”) further to an Equity Purchase Agreement dated October 10, 2008 (the “Equity Purchase Agreement”) by and among Everfair, Zhong Bo, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”). The Equity Purchase Agreement received approval by the Zhengzhou Municipal Bureau of Commerce on November 10, 2008 and Zhengzhou ZST filed all required applications and received all appropriate SAFE approvals from the Henan branch of SAFE.  With respect to the Restructuring, the PRC legal counsel of Zhengzhou ZST, Han Kun Law Offices, has opined on January 9, 2009 that: (1) the Equity Purchase Agreement and the Restructuring have received all requisite approvals from the competent authorities, and all required registrations, certifications and approvals for the Equity Purchase Agreement and the Restructuring have been received by Zhengzhou ZST; (2) Zhengzhou ZST has filed all required applications for the Equity Purchase Agreement and the Restructuring and has received any and all foreign exchange registrations, certifications and approvals as required, including, but not limited to, those as required from the appropriate national and local branches of SAFE and MOFCOM; and (3) to their best knowledge, the Equity Purchase Agreement and the Restructuring do not (a) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the M&A Regulations, Circular 75 and its implementing rules; or (b) contravene the articles of association, business license or other constituent documents of Zhengzhou ZST.

On January 14, 2009, Zhong Bo, our Chief Executive Officer, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the “Purchase Right”). The purchase price for the shares was paid in full on May 25, 2009. Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”). After giving effect to the Purchase Right and Share and Warrant Cancellation, Mr. Zhong beneficially owned approximately 59.87% of our outstanding common stock (after giving effect to the Series A Conversion).

The PRC regulatory authorities may take the view that the acquisition of Zhengzhou ZST by Everfair, the Share Exchange, the Purchase Right and the Share and Warrant Cancellation are part of an overall series of arrangements which constitute a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of Zhengzhou ZST. The PRC regulatory authorities may also take the view that the registration of the acquisition of Zhengzhou ZST by Everfair with the Zhengzhou Municipal Bureau of Commerce and the filings with the Henan SAFE may not evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the Zhengzhou Bureau of Commerce or Henan SAFE of the overall restructuring arrangements, the existence of the Share Exchange and its link with the acquisition of Zhengzhou ZST by Everfair .

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel with respect to the Restructuring.  If the PRC regulatory authorities take the view that the acquisition constitutes a Related Party Acquisition under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOFCOM.

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

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

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

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China.  For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties.  The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake.  Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations.  The state issues to the land users the land use right certificate.  Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our facilities rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Under the New EIT Law, we, World Orient, Global Asia and EverFair may be classified as “resident enterprises” of China for tax purpose, which may subject us , World Orient , Global Asia and EverFair to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.

The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, World Orient, Global Asia and EverFair. We, World Orient, Global Asia and EverFair all have members of management located in China. If the PRC tax authorities determine that we, World Orient ,Global Asia or EverFair is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.

First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders.

It is unclear whether the dividends that we, World Orient, Global Asia or EverFair receive from Zhengzhou ZST will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we, World Orient, Global Asia or EverFair are required to pay income tax on any dividends it receives from Zhengzhou ZST, the amount of dividends we, World Orient, Global Asia or EverFair could pay to its shareholders would be materially reduced.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.  As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock.

Dividends we, World Orient, Global Asia and EverFair receive from Zhengzhou ZST located in the PRC may be subject to PRC withholding tax.

If we, World Orient, Global Asia and EverFair are not treated as a resident enterprise under the New EIT Law, then dividends that we, World Orient, Global Asia and EverFair receive from Zhengzhou ZST may be subject to PRC withholding tax. The New EIT Law and the implementing rules provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC.

As described above, the PRC tax authorities determine the resident enterprise status of entities organized under the laws of foreign jurisdictions, including ZST, World Orient, Global Asia or EverFair, on a case-by-case basis. Each of ZST, World Orient, Global Asia or EverFair is a holding company and substantially all of its income may be derived from dividends it receives from Zhengzhou ZST. Thus, if ZST, World Orient, Global Asia or EverFair is considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to ZST, World Orient, Global Asia or EverFair by Zhengzhou ZST in China are considered income sourced within China, such dividends received by ZST, World Orient, Global Asia or EverFair may be subject to the 10% enterprise income tax.

The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Pursuant to the Double Tax Avoidance Agreement between Hong Kong and Mainland China, if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in China, the 10% withholding tax is reduced to 5%. EverFair is incorporated in Hong Kong, which owns 100% equity interest in Zhengzhou ZST. If EverFair is considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to EverFair by Zhengzhou ZST are considered income sourced from China, such dividends received by EverFair may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Agreement.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to shareholders by the Company are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and the Company is considered as a resident enterprise which is domiciled in China for tax purpose.  Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of the Company or World Orient, Global Asia or EverFair is holding Zhengzhou ZST, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company.  Given these Measures, there is a possibility that Zhengzhou ZST may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular (“Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or cannot perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at place of the resident enterprise whose equity has been transferred, within seven days since the date of equity transfer provided under the contracts.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Capital Structure

Our stock price is volatile.

Prior to the listing of our common stock on the NASDAQ Global Market in October 2009, there has been no public market for our securities in the United States.  . The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;
•	changes in securities analysts’ expectations;
•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;
•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	conditions and trends in our industry;
•	general market, economic, industry and political conditions;
•	changes in market values of comparable companies;
•	additions or departures of key personnel;
•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and
•	future sales of equity or debt securities, including sales which dilute existing investors.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of the date of this annual report, we had approximately 11,650,442 shares of common stock outstanding.  In October 2009, we conducted a registered public offering of 3,125,000 shares of common stock, and all of these shares are now freely tradable.  Also in October 2009, we registered 1,263,723 shares of common stock underlying shares of Series A Convertible Preferred Stock that were issued in a series of equity financings that was conducted in connection with the Share Exchange (the “Private Placement Shares”).  Each private placement investor may sell or transfer any shares of the common stock pursuant to the effective registration statement, except that they entered into a lock-up agreement pursuant to which holders holding an aggregate of 868,930 shares agreed not to conduct any sales until six (6) months after our common stock began to be listed on the NASDAQ Global Market and holders of the remaining 394,793 shares agreed that they will not sell any of such securities until 90 days after our common stock began to be listed on the NASDAQ Global Market, when one-twelfth of their shares will be released from the lock-up restrictions, and after which their shares will automatically be released from the lock-up restrictions every 30 days in eleven equal installments.  We also registered with the Private Placement Shares, 243,774 shares of common stock and 34,826 shares of common stock underlying warrants held by certain of our stockholders immediately prior to the Share Exchange (the “SRKP Shares”).  The SRKP Shares may be freely sold and transferred pursuant to the effective registration statement, subject to a lock-up agreement pursuant to which the holders agreed not to conduct any sales until six (6) months after our common stock began to be listed on the NASDAQ Global Market.  In addition, the Underwriters, in their discretion, may release some or all the shares earlier than the schedule set forth in this section. Any early release by the Underwriters will apply equally to each of the investors in the Private Placement.

Furthermore, in October 2009, we registered 156,250 warrants and the shares of common stock underlying the warrants received by the Underwriters in connection with the public offering. The warrants will become exercisable one year after October 20, 2009 and expire five years from October 20, 2009. In addition, unless an exemption is available under FINRA Rule 5110(g)(2), these securities will be subject to lock-up restrictions under FINRA Rule 5110(g). FINRA Rule 5110(g) provides that the warrants and underlying shares shall not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the warrants or underlying shares by any person for a period of 180 days immediately following the date of effectiveness or commencement of sales of the public offering.

In January 2010, we registered 1,086,400 shares of common stock held by affiliates of WestPark, all of which may be freely sold and transferred, subject to a lock-up agreement pursuant to which the holders agreed not to conduct any sales until six (6) months after our common stock began to be listed on the NASDAQ Global Market.

Additionally, the former stockholders of World Orient and/or their designees and the ZST Management, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”) as early as January 2010, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the date of this annual report, 1% of our issued and outstanding shares of common stock was approximately 116,505 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

However, each of our executive officers and directors, in additional to all of the stockholders that received shares issued in the Share Exchange or pursuant to the Purchase Right, holding an aggregate of 5,171,565 shares of common stock, have agreed with the Underwriters not to directly or indirectly sell, offer, contract or grant any option to sell, pledge, transfer (excluding intra-family transfers, transfers to a trust for estate planning purposes or to beneficiaries of officers, directors and stockholders upon their death), or otherwise dispose of or enter into any transaction which may result in the disposition of any shares of our common stock or securities convertible into, exchangeable or exercisable for any shares of our common stock, without the prior written consent of the Underwriters, for a period of 24 months after October 20, 2009. Holders of 725,158 shares of common stock have agreed with the Underwriters to be bound by the same transfer restrictions described above, except that such restrictions shall be released on such dates and amounts as follows: (i) 121,876 shares on the date that is six (6) months after our common stock began to be listed on the NASDAQ Global Market, (ii) 121,876 shares on the date that is twelve (12) months after such listing date, (iii) 353,438 shares on the date that is two (2) years after such listing date, and (iv) 127,968 shares shall be released from the restrictions as determined by WestPark, in its sole discretion.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

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

Changes in securities laws, regulations and financial reporting standards are increasing our costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes resulted in increased costs and as we grow, we expect to see our costs increase. The SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). We may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with XBRL and IFRS requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on NASDAQ. These changes are increasing our legal and financial compliance costs including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain effective internal controls over financial reporting, it may lead to a restatement of our financial information and the price of our common stock may be adversely affected, as well as our ability to access the capital markets and our business.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, the annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise and have a materially adverse effect on our reputation and business.

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at December 31, 2009, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures. Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to, the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.  Our controls and procedures were primarily adversely affected by the lack of experience within the company in complying with the requirements of a publicly reporting entity, specifically, having insufficient personnel resources with sufficient technical accounting expertise within our accounting function.  We are seeking to engage experienced professionals to further augment our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls. Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.  Also, as we hire more experienced staff and advisors, additional deficiencies may be identified that will need to be remediated.  These additional deficiencies may also have caused our historical financial results to be incorrect, which, if material, could require a restatement.  As a result, we may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In China, only the PRC government and peasant collectives may own land. In 2001, Zhong Bo, our Chief Executive Officer and Chairman of the Board, acquired a total of approximately 115 square meters of real estate for approximately RMB Yuan 665,000 (equivalent to approximately USD$97,000) under a land use right grant from the Zhengzhou State-Owned Land Resource Bureau. Our registered principal office is located on the property at Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, China. Mr. Zhong permits the Company to use such property for free. We have the right to use the real estate until 2069. In the event we wish to continue to use the real estate after this expiration date, we must apply for an extension at least one year prior to the land grant’s expiration.

We also lease a property, with a floor area of approximately 200 square meters, located at No. 170 Gongren Road, Zhongyuan District, Zhengzhou, China where we conduct the same operations as we do at our principal offices. The lease expires on September 15, 2010 and the annual rent is RMB 50,000, which is approximately USD$7,300.

On April 24, 2009, the Company entered into a House Lease Agreement for the property located at 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Province, People’s Republic of China 450007, with a floor area of approximately 945 square meters (the “Lease”). The Lease has a term from May 21, 2009 to April 30, 2011 and the annual rent is RMB 400,000, which is approximately USD$58,485. The Company entered into the Lease because it required additional space to conduct its business operations.

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

ITEM 4.  [REMOVED AND RESERVED.]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to October 20, 2009, our shares of common stock were not listed or quoted for trading on any national securities exchange or national quotation system. On October 20, 2009, we completed the initial public offering and our common stock began trading on the NASDAQ Global Market under the symbol “ZSTN.”

On March 29, 2010 the closing sales price for our common stock on the NASDAQ Global Market was $9.32 per share.

The following table summarizes the high and low sales price of our common stock as reported by the NASDAQ Global Market for each quarter in the year ended December 31, 2009 and 2008.

	High	Low
Year ended December 31, 2009
Fourth Quarter (October 20, 2009 to December 31, 2009)	$9.35	$5.60
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Year ended December 31, 2008
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

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

Holders

As of March 29, 2010, we had 132 stockholders of record of 11,650,442 shares of our common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2009, 2008 and 2007.

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

As of December 31, 2009, we did not have an equity compensation plan.

Recent Sales of Unregistered Securities

None.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following summary financial information contains consolidated statement of operations data for each of the years in the five-year period ended December 31, 2009 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2009. The consolidated statement of operations data and balance sheet data were derived from the audited consolidated financial statements, except for data for the year ended and as of December 31, 2005. Such financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations (U.S. Dollars in Thousands, except per share amounts)
			For the Year Ended
			December 31,
	2009	2008	2007	2006	2005
					(unaudited)

Revenue	$100,414	$55,431	$28,717	$5,650	$2,129
Cost of goods sold	83,333	45,594	23,221	4,478	1,501
Gross Profit	17,081	9,837	5,496	1,172	628

Operating Costs and Expenses
Selling expenses	364	146	3	19	57
Depreciation	13	21	44	42	26
General and administrative	1,888	1,006	715	230	-
Merger cost	567	-	-	-	-
Research and development	221	-	89	-	304
Total operating costs and expenses	3,053	1,173	851	291	387
Income from operations	14,028	8,664	4,645	881	241

Other income (expenses)
Gain on disposal of assets	-	(11)	-	48	-
Interest income	59	10	3	-	44
Interest expense	(156)	(339)	(196)	(12)	(7)
Imputed interest	(31)	(71)	(70)	(20)	-
Government grant	380	-	-	-	-
Sundry income (expense), net	(16)	(11)	-	55	-
Total other income (expenses)	236	(422)	(263)	71	37

Income before income taxes	14,264	8,242	4,382	952	278
Income taxes	(4,085)	(2,133)	(1,515)	(314)	(92)

Net income	$10,179	$6,109	$2,867	$638	$186

Basic earnings per share	$1.32	$1.04	$0.49	$0.11	$0.03

Weighted average shares outstanding, basic	7,689,925	5,896,723	5,896,723	5,896,723	5,896,723

Diluted earnings per share	$1.14	$1.04	$0.49	$0.11	$0.03

Weighted average shares outstanding, diluted	8,967,027	5,896,723	5,896,723	5,896,723	5,896,723

Consolidated Balance Sheets (U.S. Dollars in Thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
					(unaudited)
Total current assets	$48,223	$17,270	$16,918	$8,069	$3,103
Total assets	50,128	17,304	16,980	8,150	4,189
Total current liabilities	2,348	8,321	14,413	6,381	1,786
Total liabilities	2,348	8,321	14,413	6,381	2,042
Total stockholders' equity	47,780	8,983	2,567	1,769	2,147

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this annual report.

This annual report contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

In the near future, the Company plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in the Henan Province. We are also currently in the process of establishing a partnership with China Unicom, a wireless network provider, in connection with the Company’s development and sale of its GPS tracking units.   In March 2009, the Company entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows the Company to use the China Unicom wireless network for providing GPS location and tracking services to third parties. In the near future, the Company intends to negotiate a reseller agreement with the Henan Subsidiary of China Unicom whereby GPS tracking units supplied by the Company would be sold in the Henan Subsidiary of China Unicom retail stores, with the Company receiving a share of subscriber revenue collected by the Henan Subsidiary of China Unicom.

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

Private Placement

On May 5, 2009, we completed the final closing in a series of five closings beginning January 9, 2009 of a private placement transaction (the “Private Placement”).  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at $3.94 per share.  As a result, we received gross proceeds in the amount of approximately $4.98 million.  In connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of the placement agent for the Private Placement, WestPark Capital, Inc. (“WestPark”). The principal was due and payable by the Company on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by the Company of at least $4 million in the Private Placement.  The Company repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

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

Upon the consummation of the Purchase Right and Share and Warrant Cancellation, our Chief Executive Officer and Chairman of the Board, Zhong Bo, beneficially owned approximately 59.87% of our outstanding common stock (after giving effect to the Series A Conversion).

Reverse Stock Split

On October 6, 2009, we effected a 1-for-2.461538462 reverse stock split of all of our issued and outstanding shares of common stock and Series A Convertible Preferred Stock (the “Reverse Stock Split”) by filing an amendment to our Certificate of Incorporation with the Secretary of State of Delaware. The par value and number of authorized shares of our common stock  and Series A Convertible Preferred Stock remained unchanged. The number of shares and per share amounts included in the consolidated financial statements and the accompanying notes included in the F- section have been adjusted to reflect the Reverse Stock Split retroactively. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this annual report give effect to the Reverse Stock Split.

Public Offering

In October 2009, we completed a public offering consisting of 3,125,000 shares of our common stock.  Rodman & Renshaw, LLC and WestPark Capital, Inc. (together, the “Underwriters”) acted as co-underwriters in the public offering.  Our shares of common stock were sold to the public at a price of $8.00 per share, for gross proceeds of appoximately $25 million.  Compensation for the Underwriters’ services included discounts and commissions of $1,875,000, a $250,000 non-accountable expense allowance, roadshow expenses of approximately $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  The Underwriters also received warrants to purchase an aggregate of 156,250 shares of our common stock at an exercise price of $10.00 per share.  The warrants, which have a term of five years, are not exercisable until at least one year from the date of issuance.  The warrants also carry registration rights.

Retention Agreement/Consulting and Personal Serrvices Agreements

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Zhong Lin, the Company’s Chief Operating Officer and a member of its board of directors (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”).  The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company wihtin 10 days of the Disqualifying Termination Date.

On December 30, 2009, we entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, we also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide the Company with certain professional and business development services in order to aid and augment the Company’s business development efforts.  The term of the Services Agreement is 24 months.  The Company paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29.

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

Revenue recognition. The Company recognizes revenues for product sales, subscriber fees for service contract, and installation service when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.

The Company generally recognizes revenue on IPTV device sales when its products are shipped. The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year. In accordance with the standard of "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers because:

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

The Company determined that the costs associated with such assurance were immaterial in monetary terms based on the historical returns experience. The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time. As of December 31, 2009, the Company has not received any returns.

In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier. Based on the agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year. The Company incurred quality assurance costs of $0 for the year ended December 31, 2009 and 2008, respectively.

Based on the facts above, the Company recognizes costs related to the quality assurance when incurred.

In October 2009, the Company introduced GPS device for sale along with subscription service and installation service for its GPS device. The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon shipment. If a continuing obligation exists, such as installation, the Company recognizes revenue from the sale of hardware bundled with software upon completion of installation.

The Company generally recognizes revenue relating to the sale of installation service on the GPS device sold when there are no continuing obligations upon completion of installation.

The Company sells the services to customers with term of service contracts offered ranges from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract. The subscription services are deferred and recognized over the life of the contract upon activation.

In instances where the Company sells a GPS device unit along with subscription service and/or installation service, the Company recognizes revenue related to the combined sale by allocating between the two or three deliverables using the relative selling price method determined by using the hierarchy of the following principles: (1) vendor-specific objective evidence of fair value (“VSOE”), (2) third-party evidence of selling price (“TPE”), and (3) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company.

The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered are defective. As of December 31, 2009, the Company has not received any returns. The Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase. In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company. The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions.  The Company incurred warranty costs of $0 for the year ended December 31, 2009.

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

Taxation. The Company is registered in the PRC and has no tax advantages granted by the local government for corporate income taxes and sales taxes because it is a domestic corporation. On March 16, 2007, the National People’s Congress of China enacted a new Enterprise Income Tax (“EIT”) law, under which foreign invested enterprises and domestic companies will be subject to a uniform rate of 25%. The new law became effective on January 1, 2008. The new standard EIT rate of 25% replaces the 33% rate applicable to both foreign invested enterprises and domestic companies, except for high-tech companies that pay a reduced rate of 15%, subject to government verification of high-tech status every three years. Companies established before March 16, 2007 continue to enjoy a tax holiday treatment approved by the local government for a grace period of either five years or until the tax holiday term is completed, whichever is sooner.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. Early adoption is permitted. The Company has adopted the standard and it did not have a material impact on the Company’s consolidated results of operations or financial condition, as the Company did not have a significant amount of sales that contain multiple elements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain undelivered software components that are not essential to the product’s functionality.

Results of Operations

The following table sets forth information from our statements of operations for the fiscal years ended December 31, 2009, 2008 and 2007 (in thousands):
	For the Year Ended
	December 31,
	2009	2008	2007

Revenue	$100,414	$55,431	$28,717
Cost of goods sold	83,333	45,594	23,221
Gross Profit	17,081	9,837	5,496

Operating Costs and Expenses
Selling expenses	364	146	3
Depreciation	13	21	44
General and administrative	1,888	1,006	715
Merger cost	567	-	-
Research and development	221	-	89
Total operating costs and expenses	3,053	1,173	851
Income from operations	14,028	8,664	4,645

Other income (expenses)
Gain on disposal of assets	-	(11)	-
Interest income	59	10	3
Interest expense	(156)	(339)	(196)
Imputed interest	(31)	(71)	(70)
Government grant	380	-	-
Sundry income (expense), net	(16)	(11)	-
Total other income (expenses)	236	(422)	(263)

Income before income taxes	14,264	8,242	4,382
Income taxes	(4,085)	(2,133)	(1,515)

Net income	$10,179	$6,109	$2,867

Basic earnings per share	$1.32	$1.04	$0.49

Weighted average shares outstanding, basic	7,689,925	5,896,723	5,896,723

Diluted earnings per share	$1.14	$1.04	$0.49

Weighted average shares outstanding, diluted	8,967,027	5,896,723	5,896,723

Revenues consist of sales of our set-top box, digital networking and commercial GPS products and services and revenues recorded under network installation projects. Revenues from sales and service were $100.4 million for the year ended December 31, 2009, an increase of $45 million, or 81%, compared to $55.4 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our set-top and digital networking products, which we believe is a result of our market expansion efforts as well as the launch of our commercial GPS products. We believe the increases in sales revenue and volume are a result of our emphasis on brand promotion and utilizing our sales channels to continually increase our market share. Regional TV broadcast stations are upgrading their broadcast systems to the digital network, and as a result, we have seen the demand for our IPTV set-top boxes increase accordingly. In 2008, the regional government provided incentives for TV broadcast stations to expand their broadcast coverage to suburban areas, which will result in an increase of new subscribers of digital networks for the next two years.

Furthermore, demand for our set-top products increased during the year ended December 31, 2009 due to various governmental regulations and policies. The State Administration of Radio & Television required the use of digital broadcasting and television in every province and city and IPTV set-top boxes transmits the analog signals to digital signals. In addition, digital network broadcast providers began to upgrade their set-top boxes for their subscribers. Consequently, the demand for our IPTV set-top boxes increased significantly. The central government also launched several policies to boost domestic demand of various consumer products, such as automobiles and electronics, especially in the farming provinces, in order to cope with the financial crisis that occurred during the year ended December 31, 2009. The central government set an allowance rate of 13% of the product price in order to stimulate the purchase of such products, which led to the increase in sales of IPTV set-top boxes as well.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $83.3 million for the year ended December 31, 2009, an increase of $37.7 million, or 83%, compared to $45.6 million for the same period in 2008. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenue. As a percentage of revenues, cost of sales for the year ended December 31, 2009 and 2008 were 83% and 82%, respectively.

Gross profit for year ended December 31, 2009 was $17.1 million, or 17% of revenues, compared to $9.8 million, or 18% of revenues, for the comparable period in 2008. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $364,302 for the year ended December 31, 2009, an increase of $217,843, or 150%, compared to $146,459 for the same period in 2008. The increase was primarily due to prepaid post-market support and maintenance fee for the Company’s legacy products.  Going forward, the Company will expense such maintenance fee on a quarterly basis.

Other general and administrative expenses, which include wage, benefit, utility, consulting, turnover taxes, professional fees and other expenses, were $1,901,023 for the year ended December 31, 2009, an increase of $874,164, or 85%, compared to $1,026,859 for the same period in 2008. The increase was primarily due to the Company’s expanded operations and revenue base as well as additional expenses incurred as result of being a publicly reporting company in the United States.  In addition, during the quarter ended December 31, 2009, we entered into a 24 month consulting arrangements to broaden our marketing effort.  During the same period, we also entered into a 24 month retention bonus arrangement with our Chief Operating Officer.

For the years ended December 31, 2009 and 2008, we invested approximately $221,467 and $10,419, respectively, in research and development. However, we received a reimbursement from the local government for all of our research and development expenses for the year ended December 31, 2008, and therefore research and development expenses net of reimbursement was nil.

Interest expenses for interest-bearing debts for the year ended December 31, 2009 was $187,137, a decrease of $222,674, or 100%, compared to $409,811 in 2008. The decrease is mainly the result of the continued paid down of our loan.

For the year ended December 31, 2009, we recorded a provision for income taxes of $4.1 million, compared to $2.1 million for the same period in 2008. The tax rate for the year ended December 31, 2008 was 25%. Our income tax rate for the year ended December 31, 2009 was 25%.

Years Ended December 31, 2008 and 2007

Revenues consist of sales of our set-top and digital networking products and revenues recorded under network installation projects. Revenues from sales, service and construction were $55.4 million for the year ended December 31, 2008, an increase of $26.7 million, or 93%, compared to $28.7 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our set-top and digital networking products, which we believe is a result of our market expansion efforts as well as price increases of some of our products. We believe the increases in sales revenue and volume are a result of our emphasis on brand promotion and utilizing our sales channels to continually increase our market share. Regional TV broadcast stations are upgrading their broadcast systems to the digital network, and as a result, every household is required to upgrade their IPTV set-top boxes. In 2008, the regional government provided incentives for TV broadcast stations to expand their broadcast coverage to suburban areas, which will result in an increase of new subscribers of digital networks for the next two years.

Furthermore, demand for our set-top products increased during the year ended December 31, 2008 due to various governmental regulations and policies. The State Administration of Radio & Television required the use of digital broadcasting and television in every province and city and IPTV set-top boxes transmits the analog signals to digital signals. In addition, digital network broadcast providers began to upgrade their set-top boxes for their subscribers. Consequently, the demand for our IPTV set-top boxes increased significantly. The central government also launched several policies to boost domestic demand of various consumer products, such as automobiles and electronics, especially in the farming provinces, in order to cope with the financial crisis that occurred during the year ended December 31, 2008. The central government set an allowance rate of 13% of the product price in order to stimulate the purchase of such products, which led to the increase in sales of IPTV set-top boxes as well.

Cost of goods sold, which include raw material, labor and amounts due to contract manufacturers, was $45.6 million for the year ended December 31, 2008, an increase of $22.4 million, or 97%, compared to $23.2 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in revenues. As a percentage of revenues, cost of sales for the year ended December 31, 2008 and 2007 were 82% and 81%, respectively.

Gross profit for year ended December 31, 2008 was $9.8 million, or 18% of revenues, compared to $5.5 million, or 19% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $146,459 for the year ended December 31, 2008, an increase of $143,872, or 5,561%, compared to $2,587 for the same period in 2007. The increase was primarily due to increased shipping costs. In order to expand the business of the IPTV set-up boxes, the Company offered favorable shipping terms to attract customers.

Other general and administrative expenses, which include wage, benefit, utility, consulting, turnover taxes, professional fees and other expenses, were $1,026,859 for the year ended December 31, 2008, an increase of $268,249, or 36%, compared to $758,610 for the same period in 2007. The increase was primarily a result of an increase in office expenses. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

For the years ended December 31, 2008 and 2007, we invested approximately $10,419 and $88,864, respectively, in research and development. However, we received a reimbursement from the local government for all of our research and development expenses for the year ended December 31, 2008, and therefore research and development expenses net of reimbursement was nil.

Interest expenses for interest-bearing debts for the year ended December 31, 2008 was $409,811, an increase of $142,419, or 73%, compared to $196,323 in 2007. The increase is mainly the result of increased bank debt.

For the year ended December 31, 2008, we recorded a provision for income taxes of $2.1 million, compared to $1.5 million for the same period in 2007. The tax rate for the year ended December 31, 2007 was 33%. Our income tax rate for the year ended December 31, 2008 was 25%.

Liquidity and Capital Resources

We had cash and cash equivalents of $13,627,992 as of December 31, 2009, as compared to $1,134,954 as of December 31, 2008.

We had working capital of approximately $45,874,781 and $8,948,772 as at December 31, 2009 and 2008, respectively. The increase of working capital was largely caused by the increase in accounts receivable.

Also in connection with the Share Exchange, we paid $350,000 to WestPark and $125,000 to a third party unaffiliated with the Company, SRKP 18 or WestPark.

Our trade receivables has been an increasingly significant portion of our current assets, representing $24,885,497 and $12,322,099, or 52% and 71% of current assets, as of December 31, 2009 and 2008, respectively.  As our sales volume increases, trade receivables increase accordingly. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.  An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of December 31, 2009, inventories amounted to $1,245,803 , compared to $775,185 as of December 31, 2008.  The increase is due to the increase of sales and the increase in the Company’s inventory of GPS products.

As of December 31, 2009, accounts payable and accrued liabilities amounted to $885,841, compared to $1,771,272 as of December 31, 2008.  The decrease in accounts payable and accrued liabilities is due to continued paid down of various accrued liabilities.

As of December 31, 2009, corporate and various taxes payable amounted to $403,622, compared to $188,539 as of December 31, 2008.  The increase in various taxes payable is due to the rise of sales and unpaid corporate taxes.

As of December 31, 2009, wages payable amounted to $66,370, compared to $59,501 as of December 31, 2008.  The increase in wages payable is due to increased personnel costs.

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

We agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement and to pay for all costs related to the registration of the shares. The registration statement covering such shares was declared effective by the Securities and Exchange Commission in October 2009. We have used the proceeds from the Private Placement to provide working capital for research and development, to perform upgrades to the technology used in our existing products, and to improve our marketing strategies and efforts to capture new customers and expand our market size. We have developed technologies for GPS devices as a new product line for the Company, which began to be marketed in the fourth quarter of 2009.

In October 2009, we completed a public offering consisting of 3,125,000 shares of our common stock. Rodman & Renshaw, LLC and WestPark Capital, Inc. (together, the “Underwriters”) acted as co-underwriters in the public offering. Our shares of common stock were sold to the public at a price of $8.00 per share, for gross proceeds of appoximately $25 million. Compensation for the Underwriters’ services included discounts and commissions of $1,875,000, a $250,000 non-accountable expense allowance, roadshow expenses of approximately $10,000, and legal counsel fees (excluding blue sky fees) of $40,000. The Underwriters also received warrants to purchase an aggregate of 156,250 shares of our common stock at an exercise price of $10.00 per share. The warrants, which have a term of five years, are not exercisable until at least one year from the date of issuance. The warrants also carry registration rights.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are $18,821, $6,487 and $130,549 for the years ended December 31, 2009, 2008 and 2007.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash used in operating activities was $8.6 million for the year ended December 31, 2009, compared to net cash provided by operating activities of $3.3 million for the year ended December 31, 2008.  The change was due to increase in trade receivable and advances to suppliers.

Net cash used in investing activities amounted to approximately $1.1 million for the year ended December 31, 2009, compared to net cash provided by investing activities of nil for the year ended December 31, 2008.  The change was due to purchase of both fixed and intangible assets for the GPS product line.

Net cash provided by financing activities amounted to $21.8 million for the year ended December 31, 2009, compared to net cash used in financing activities of $3.5 million for the year ended December 31, 2008.  The change was a result of net proceed from the initial public offering completed in the quarter ended December 31, 2009.

Historically, we have financed our operations through the issuance and sale of equity securities, specifically through proceeds from private placements of our securities, and payments from our customers.  Based upon our present plans, we believe that cash on hand, cash flow from operations, funds available to use through low-cost domestic financing as well as cash through our recent public offering financing, we will be sufficient to fund our capital needs for the next 12 months.  Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.  Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

We developed a new product, a GPS device, which became available for sale in the market in the fourth quarter of 2009. We are also expanding our customer base to obtain new customers in return for sales revenue growth. We believe that our efforts to develop new products and expand our customer base will increase our future cash flows. We also plan to obtain additional cash from financings and/or loans from banks to fund our business operations and to provide additional working capital. However, there is no assurance that such financing will be obtained. We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Contractual Obligations

None.

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.
	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	$30,347	$28,628	$23,679	$17,761	$100,414
Operating Income	4,198	4,454	3,400	1,945	14,028
Net Income	3,078	3,292	2,652	1,246	10,179
Net Income Per Share	0.32	0.46	0.15	0.07	1.32
Basic and Diluted	0.28	0.39	0.15	0.07	1.14

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$14,443	$15,209	$12,263	$13,515	$55,431
Operating Income	1,994	4,454	1,845	2,394	8,663
Net Income	1,302	1,682	1,403	1,723	6,108
Net Income Per Share	0.22	0.29	0.10	0.12	0.82
Basic and Diluted	0.22	0.29	0.10	0.12	0.82

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates. If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”).  As a result, currently the effect of the fluctuations of RMB exchange rates only has minimum impact on our business operations, but will be increasingly material if we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to ZST Digital Networks, Inc.’s Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective in that we could not assure that that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are ineffective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to, the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.  Our controls and procedures were primarily adversely affected by the lack of experience within the company in complying with the requirements of a publicly reporting entity, specifically, having insufficient personnel resources with sufficient technical accounting expertise within our accounting function.  We are seeking to engage experienced professionals to further augment our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Stockholder Approval of Reverse Stock Split

On September 1, 2009, stockholders holding an aggregate of 17,539,600 shares of capital stock, or 85.3%, of all eligible votes, constituting a majority of our outstanding voting capital stock, delivered an executed written consent of stockholders authorizing and approving an amendment to our Certificate of Incorporation (the “Amendment”) to effect a 1-for-2.461538462 reverse stock split of all issued and outstanding shares of our common stock at a reverse stock split ratio of 1-for-2.461538462 (the “Reverse Stock Split”).

Retention Agreement with Zhong Lin

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Zhong Lin, the Company’s Chief Operating Officer and a member of its board of directors (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”).  The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company wihtin 10 days of the Disqualifying Termination Date.

Consulting Agreements

On December 30, 2009, we entered into a Consulting Agreement (the “Consulting Agreement”)with Finance Access, Inc. (“Finance Access”). In connection with the Consulting Agreement, we also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide the Company with certain professional and business development services in order to aid and augment the Company’s business development efforts.  The term of the Services Agreement is 24 months.  The Company paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29.

Employment Agreements

On December 13, 2009, the Company entered into an employment agreement with Zhong Bo to serve as President of the Company.  Mr. Zhong is paid an annual salary of RMB 102,000, which is approximately USD$14,941.

On December 13, 2009, the Company entered into an employment agreement with Xue Na to serve as a Vice President of the Company.  Ms. Xue is paid an annual salary of RMB 63,900, which is approximately USD$9,360.

On December 14, 2009, the Company entered into an employment agreement with Zhong Lin to serve as a Vice President of the Company.  Mr. Zhong is paid an annual salary of RMB 71,800, which is approximately USD$10,517.

The term of each of the employment agreements is three years.  The employment agreement provides that the parties may terminate the agreement upon mutual agreement or, under certain conditions, the Company may terminate the agreement upon 30 day prior written notice to the employee. The employee may terminate his or her employment immediately under certain circumstances including if the Company fails to provide certain required labor protection or working conditions, fails to pay compensation on time and in full, or acts in such a way to harm the employee’s right and interests or threaten his or her personal safety. The employment agreement also provides that the Company may terminate such agreement immediately under certain circumstances including if the employee violates any criminal laws, does not satisfy the conditions for employment during the probation period, materially breaches the Company’s rules and regulations, or neglects his or her duties thereby causing substantial damage to the Company.  The employment agreement restricts the Company’s ability to terminate the employment agreement under certain circumstances including if the employee has proven that he or she is unable to work due to a work-related injury, or has contracted an illness or sustained a non-work-related injury and the prescribed period of medical care has not yet expired. In addition, the employment agreement provides that under certain circumstances, the employee may have to compensate the Company for economic losses incurred. Under the employment agreement, the employee has an obligation to maintain commercial secrets of the Company. The employment agreement contains general provisions for mediation and arbitration in the case of any dispute arising out of the employment agreement that cannot first be settled by consultation and negotiation.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

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

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Secretary of State of Delaware on January 5, 2009 (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

3.4
Certificate of Ownership and Merger effecting name change filed with the Secretary of State of Delaware on January 9, 2009 (incorporated by reference from Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

3.5
Certificate of Amendment to the Company’s Certificate of Incorporation effecting reverse stock split as filed with the Secretary of State of Delaware on October 6, 2009 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2009).

4.1
Form of Warrant dated January 3, 2007 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form 10-SB (File No. 000-52934) filed with the Securities and Exchange Commision on November 26, 2007).

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

10.11
House Lease Agreement dated April 24, 2009 by and between Zhengzhou Zhong Xing Real Estate Co., Ltd. and Zhengzhou Shenyang Technology Company Limited (translated to English) (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 12, 2009).

10.12	Value Added Service Cooperation Agreement dated March 19, 2009 by and between China Unicom Henan Branch and Zhengzhou Shenyang Technology Company Limited (translated to English).

10.13
Employment Agreement dated October 8, 2009 by and between the Registrant and John Chen, M.D. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009).

10.14
Stock Option Agreement by and between the Registrant and John Chen, M.D. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2009).

10.15
Form of Stock Purchase Agreement by and between the Registrant and John Chen, M.D. (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1/A (File No. 333-160343) filed with the Securities and Exchange Commission on October 16, 2009).

10.16
GPS Device Supply and Terminal Service Agreement dated October 25, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2009).

10.17	Retention Agreement dated November 14, 2009 by and between the Registrant and Zhong Lin.

10.18	Employment Agreement dated December 13, 2009 by and between the Registrant and Zhong Bo.

10.19	Employment Agreement dated December 14, 2009 by and between the Registrant and Zhong Lin.

10.20	Employment Agreement dated December 13, 2009 by and between the Registrant and Xue Na.

10.21	Consulting Agreement dated December 30, 2009 by and between the Registrant and Finance Access, Inc.

10.22	Professional Services Agreement dated October 28, 2009 by and between the Registrant and Fabulous Worldwide Limited.

10.23	Professional Services Agreement dated Octobe 28, 2009 by and between the Registrant and Practical Worldwide Limited.

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZST DIGITAL NETWORKS, INC. (Registrant)

March 30, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	March 30, 2010
Zhong Bo	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer	March 30, 2010
John Chen	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	March 30, 2010
Zhong Lin

/s/ Xue Na		March 30, 2010
Xue Na	Director and Corporate Secretary

/s/ Yang Ai Mei		March 30, 2010
Yang Ai Mei	Director

/s/ Tian Li Zhi		March 30, 2010
Tian Li Zhi	Director

/s/ Sheng Yong		March 30, 2010
Sheng Yong	Director

/s/ Liu Hui Fang		March 30, 2010
Liu Hui Fang	Director

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2009

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-34

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ZST Digital Networks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ZST Digital Networks, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, consolidated cash flows and consolidated changes in stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZST Digital Networks, Inc. and Subsidiaries at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ZST Digital Networks, Inc. (Formerly SRKP 18, Inc.)

We have audited the condensed Parent Only balance sheet of ZST Digital Networks, Inc. as of December 31, 2009 and 2008 and the related condensed Parent Only statements of operations and cash flows for each of the years in the two year period ended December 31, 2009 included in Footnote 23 to the Consolidated Financial Statements of ZST Digital Networks, Inc.  These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of ZST Digital Networks, Inc.  at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2010

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In U.S. Dollars)

	December 31,	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$13,627,992	$1,134,954
Trade receivables, net (Note 3)	24,885,497	12,322,099
Employee advances (Note 5)	-	6,307
Inventories, net (Note 4)	1,245,803	775,185
Advances to suppliers (Note 11)	7,399,141	3,024,668
Prepaid expenses and other receivables	1,064,499	6,968
Total current assets	48,222,932	17,270,181
Prepaid expenses and other receivables – long term	858,609
Property and equipment, net (Note 6)	467,744	34,148
Intangible asset, net (Note 7)	579,184	-
Total assets	$50,128,469	$17,304,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$700,940	$1,270,096
Deferred revenues	376,586	-
Customer deposit	-	1,467
Accrued liabilities and other payable	184,901	501,176
Various taxes payable	403,622	188,539
Short-term loans (Note 8)	-	3,931,991
Employee security deposit payable	67,815	8,911
Wages payable	66,370	59,501
Corporate tax payable (Note 12)	547,917	-
Due to related parties (Note 10)	-	2,359,728
Total current liabilities	2,348,151	8,321,409

Commitments and contingencies (Note 13)	-	-

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 3,750,000 shares authorized, 1,263,723 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,976,953 at December 31, 2009 (Note 17)	126	-
Common stock $0.0001 par value, 100,000,000 shares authorized, 10,216,103 and 5,896,723 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively (Note 1 and Note16)	1,022	590
Additional paid-in capital	30,677,949	1,488,924
Accumulated other comprehensive income	20,085	590,839
Statutory surplus reserve fund (Note 9)	3,328,345	1,491,963
Retained earnings (unrestricted)	13,752,791	5,410,604
Total stockholders' equity	47,780,318	8,982,920
Total Liabilities and Stockholders' Equity	$50,128,469	$17,304,329

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2009	2008	2007

Revenue
Sales of goods	$99,312,502	$55,430,819	$28,717,251
Sales of services	1,101,613	-	-
Total Revenue	100,414,115	55,430,819	28,717,251

Cost of revenue
Cost of goods sold	83,277,087	45,594,243	23,221,360
Cost of service	55,595	-	-
Total cost of revenue	83,332,682)	45,594,243	23,221,360

Gross profit	17,081,433	9,836,576	5,495,891
		0
Operating costs and expenses
Selling expenses	364,302	146,459	2,587
General and administrative	1,901,023	1,026,859	761,610
Research and development	221,467	-	88,864
Merger cost	566,654	-	-
Total operating costs and expenses	3,053,446	1,173,318	850,061
Income from operations	14,027,987	8,663,258	4,645,830

Other income (expenses)
Interest income	59,161	9,753	3,489
Interest expense	(187,137)	(409,811)	(266,402)
Loss on disposal of assets	-	(11,295)	(319)
Government grant	380,068	-	-
Sundry income (expense), net	(16,202)	(10,869)	309
Total other income (expenses)	235,890	(422,222)	(262,923)

Income before income taxes	14,263,877	8,241,036	4,382,907
Income taxes (Note 12)	(4,085,308)	(2,132,565)	(1,515,478)

Net income	10,178,569	$6,108,471	$2,867,429
		12.75%
Basic earnings per share	1.32	$1.04	$0.49

Weighted average shares outstanding, basic	7, 689,925	5,896,723	5,896,723

Diluted earnings per share	1.14	$1.04	$0.49

Weighted average shares outstanding, diluted	8,967,027	5,896,723	5,896,723

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the year ended December 31, 2009 and 2008
(In U.S. Dollars)

						Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Due from	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Related	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Parties	Equity	Income
Balance at December 31, 2007	-	$-	$5,896,723	$590	$1,417,855	$423,683	$575,010	$219,086	$(68,548)	$2,567,676
Imputed interest allocated	-	-	-	-	71,069	-	-	-	-	71,069
Due from related parties	-	-	-	-	-	-	-	-	68,548	68,548
Allocation of retained earnings to statutory reserves fund	-	-	-	-	-	-	916,953	(916,953)	-	-
Foreign currency translation adjustment	-	-	-	-	-	167,156	-	-	-	167,156	$167,156
Net income for the year ended	-	-	-	-	-	-	-	6,108,471	-	6,108,471	6,108,471
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$6,275,627
Balance at December 31, 2008	-	$-	$5,896,723	$590	$1,488,924	$590,839	$1,491,963	$5,410,604	$-	$8,982,920

Reverse merger adjustment	-	-	1,194,380	119	3,216,305	-	-	-	-	3,216,424
Sale of 1,263,723 shares of Series A Preferred Stock at $3.94/share	1,263,723	126	-	-	3,533,829	-	-	-	-	3,533,955
Sale of 3,125,000 shares of Common Stock at $8.00/share	-	-	3,125,000	313	22,234,611	-	-	-	-	22,234,924
Stock options issued for officer’s compensation	-	-	-	-	172,863	-	-	-	-	172,863
Imputed interest allocated	-	-	-	-	31,417	-	-	-	-	31,417
Allocation of retained earnings to statutory reserves fund	-	-	-	-	-	-	1,836,382	(1,836,382)	-	-
Foreign currency translation adjustment	-	-	-	-	-	(570,754)	-	-	-	(570,754)	$(570,754)
Net income for the year ended	-	-	-	-	-	-	-	10,178,569	-	10,178,569	10,178,569
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$9,607,815
Balance at December 31, 2009	1,263,723	$126	$10,216,103	$1,022	$30,677,949	$20,085	$3,328,345	$13,752,791	$-	$47,780,318

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Statements of Cash Flows
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net Income	$10,178,569	$6,108,471	$2,867,429
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Imputed interest	31,417	71,069	70.079
Stock option issued as compensation	34,193	-	-
Depreciation	45,546	20,884	43,546
Amortization	64,319	-	-
Loss on disposal of assets	-	11,295	319
Changes in operating assets and liabilities:
Trades receivable	(12,563,398)	(2,903,070)	(6,001,266)
Contract receivable	-	101,499	(6,553)
Prepaid expenses and other receivables	(1,909,833)	5,962	(1,351)
Inventories, net	(470,618)	4,713,609	(2,865,885)
Advances	(4,374,473)	(3,024,668)	-
Accounts payable and accrued liabilities	(885,431)	(1,477,740)	(2,251,226)
Deposits and other payables	57,437	(38,757)	33,098
Billings in excess of costs on uncompleted projects	-	(18,635)	16,692
Taxes payable and recoverable	763,000	(302,438)	476,470
Wages payable	6,869	35,611	16,115
Deferred revenue	376,586	-	-
Net cash provided by (used in) operating activities	(8,645,817)	3,303,092	(7,602,533)

Cash Flows From Investing Activities
Purchases of property and equipment	(479,265)	-	(43,082)
Purchases of intangible assets	(643,538)	-	-
Proceeds from disposal of fixed assets	-	-	22,661
Payment to ZST PRC shareholders	-	-	1,055,609
Net cash provided by (used in) investing activities	(1,122,803)	-	1,035,188

Cash Flows From Financing Activities
Proceeds from (Repayment of) short-term demand loans receivable	1,027	763,548	(38,210)
(Proceeds from) Repayment of short-term demand loans payable	(3,931,991)	(4,001,445)	7,118,815
Net proceeds from sale of preferred stock	3,533,955	-	-
Net proceeds from sale of common stock	22,234,924	-	-
Withdrawal of authorized capital by ZST PRC shareholders	-	-	(855,855)
Due from related parties and affiliated companies	-	68,548	-
Due to related parties and affiliated companies	-	2,336,323	4,168
Dividend paid	-	(2,624,266)	-
Net cash provided by (used in) financing activities	21,837,915	(3,457,292)	6,228,918

Effect of exchange rate changes on cash	423,743	163,350	280,566
Net increase in cash and cash equivalents	12,493,038	9,150	(57,861)

Cash and cash equivalents, beginning of period	1,134,954	1,125,804	1,183,665

Cash and cash equivalents, end of period	$13,627,992	$1,134,954	$1,125,804

Supplemental disclosure information:
Interest expense paid	$155,720	$338,742	$196,323
Income taxes paid	$4,085,308	$2,132,565	$1,515,478

Non cash investing and financing activities:
Shares issued for related parties' debt	$2,359,728	$-	$-

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

Everfair is a holding company incorporated in November 26, 2007 in Hong Kong, PRC with the original sole shareholder Kuk Kok Sun. As at December 31, 2008, Everfair had 10,000 capital shares authorized with HKD 1.00 par value and 10,000 shares issued and outstanding. Pursuant to a share transfer agreement, Global Asia paid Kuk Kok Sun HKD 10,000 for the ownership transfer.

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

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the management, the consolidated financial statements reflect adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2009 and December 31, 2008; and the results of operations and cash flows for the year ended December 31, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments

The standard for “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 -- inputs to the valuation methodology are unobservable and significant to the fair value.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. The Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written off during the year December 31, 2009 and 2008, respectively.

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

Software	10 years

Revenue Recognition, Deferred Revenue, and Warranties

The Company recognizes revenues for product sales, subscriber fees for service contract, and installation service when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.

The Company generally recognizes revenue on IPTV device sales when its products are shipped. The IPTV device sales contracts include a one-year quality assurance warranty for defects.  According to the sales contract terms, customers are able to hold back 10% of the total contract balance payable to the Company for one year. In accordance with the standard of "Revenue Recognition When Right of Return Exists", the Company records the holdback as revenue at the time of sale when its products are shipped to customers because:

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

The Company determined that the costs associated with such assurance were immaterial in monetary terms based on the historical returns experience. The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time. As of December 31, 2009, the Company has not received any returns.

In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier. Based on the agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year. The Company incurred quality assurance costs of $0 for the year ended December 31, 2009, 2008 and 2007, respectively.

Based on the facts above, the Company recognizes costs related to the quality assurance when incurred.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

In October 2009, the Company introduced GPS device for sale along with subscription service and installation service for its GPS device. The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon shipment. If a continuing obligation exists, such as installation, the Company recognizes revenue from the sale of hardware bundled with software upon completion of installation.

The Company generally recognizes revenue relating to the sale of installation service on the GPS device sold when there are no continuing obligations upon completion of installation.

The Company sells the services to customers with term of service contracts offered ranges from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract. The subscription services are deferred and recognized over the life of the contract upon activation.

In instances where the Company sells a GPS device unit along with subscription service and/or installation service, the Company recognizes revenue related to the combined sale by allocating between the two or three deliverables using the relative selling price method determined by using the hierarchy of the following principles: (1) vendor-specific objective evidence of fair value (“VSOE”), (2) third-party evidence of selling price (“TPE”), and (3) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company.

The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered are defective. As of December 31, 2009, the Company has not received any returns. The Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase. In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company. The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions.  The Company incurred warranty costs of $0 for the year ended December 31, 2009.

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

Research and Development

Research and development costs are expensed to operations as incurred. The Company spent $221,467, $0 and $88,864 on direct research and development (“R&D”) efforts for the year ended December 31, 2009, 2008 and 2007, respectively.

The Company received reimbursement from the local government therefore research and development expenses net of reimbursement was $0 for the year ended December 31, 2008.

Advertising Costs

The Company expenses advertising costs as incurred and are classified under selling expenses. The Company did not incur any advertising expenses for year ended December 31, 2009, 2008 and 2007, respectively.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year Ended December 31, 2009	6.83720	6.84088
Year Ended December 31, 2008	6.81731	6.93730

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year Ended December 31, 2009	7.75510	7.75218
Year Ended December 31, 2008	7.74960	7.74960

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the equity award using the straight-line method.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. Early adoption is permitted. The Company has adopted the standard and it did not have a material impact on the Company’s consolidated results of operations or financial condition, as the Company did not have a significant amount of sales that contain multiple elements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain undelivered software components that are not essential to the product’s functionality.

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables consist of the following:
	December 31,
	2009	2008
Trade receivables	$18,982,676	$9,518,706
Trade receivables-10% hold back	5,902,821	2,803,393
Total	$24,885,497	$12,322,099

The Company has not provided a bad debt allowance based upon its historical collection experience. There were no bad debts written off for the year ended December 31, 2009 and 2008, respectively and no accounts receivable outstanding in excess of 90 days at December 31, 2009 and 2008. The aging of the accounts receivable are as follows:

	December 31,
	2009	2008
1-30 days	$10,443,577	$3,910,105
31-60 days	8,539,099	5,367,043
61-90 days	-	241,558
Total	$18,982,676	$9,518,706

The trade receivables above are collateral for short-term bank loans in the amount of $3,931,991 at December 31, 2008.

The trade receivables – 10% hold back are held back by customers that are due one year from the date of delivery. As of December 31, 2009, there are no delinquent receivables.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – INVENTORIES, NET

Inventory consists of the following:
	December 31,
	2009	2008
Products for sale	$1,245,803	$775,185

The Company sold its production lines in 2006 and has operated as a distributor since that time. There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 5 – EMPLOYEE ADVANCES

Employee advances consist of the following:
	December 31,	December 31,
	2009	2008
Employee advances	$-	$6,307

Employee advances for business operating expenses and were deducted from their monthly wages.

NOTE 6 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	December 31,
	2009	2008
Machinery and equipment	$89,203	$89,463
Electronic equipment	323,992	-
Office equipment	39,503	32,447
Automobiles	193,317	101,827
Accumulated depreciation	(178,271)	(189,589)
Property and equipment, net	$467,744	$34,148

The depreciation expenses were $45,546, $20,884 and $43,546 for the year ended December 31, 2009, 2008 and 2007, respectively.  The company retired $56,337 of property and equipment and received $0 for the property and equipment retired for the year ended December 31, 2009.

The depreciation expenses consist of the following:
		For the Year Ended December 31,
	2009	2008	2007
Cost of sales or service	$10,794	$-	$-
Research and development	21,588	-	-
General administrative	12,164	20,884	43,546
Total	$45,546	$20,884	$43,546

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	December 31,
	2009	2008
Software	$643,538	$-
Accumulated amortization	(64,354)	-
Total	$579,184	$-

The amortization expenses were $64,319, $0 and $0 for the year ended December 31, 2009, 2008 and 2007, respectively.

The amortization expenses consist of the following:
	For the Year Ended December 31,
	2009	2008	2007
Cost of sales or service	$42,879	$-	$-
Research and development	21,440	-	-
Total	$64,319	$-	$-

	For the Year Ended December 31,
	2009	2008
Cost of sales or service	$42,879	$-
Research and development	21,440	-
Total	$64,319	$-

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

The imputed interests for the corporation loans above were $0, $36,573 and $70,079 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company secured one-year bank loans from Bank of Communication and Austria Central Cooperation Bank. These loans carried at an annual interest rate of 6.7275% for loans from Bank of Communication and 6.6975% for loans from Austria Central Cooperation Bank Beijing Branch. Both loans are secured by accounts receivable of the Company. The loan has been paid off as of December 31, 2009.

The outstanding loan is as follows:
	December 31,	December 31,
	2009	2008
Austria Central Cooperation Bank	$-	$3,931,991

Interest expense incurred for the above short-term bank loan were $155,270, $338,742 and $196,323 for the year ended December 31, 2009, 2008 and 2007, respectively.

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Due to related parties consist of the following:
	December 31,	December 31,
	2009	2008
Sen, Hui (shareholder)	$-	$13,759
Zhong, Bo (CEO)	-	2,102,178
Huang, Jenkang (Vice President)	-	21,152
Wu, Dexiu (Warehousing, CEO's Spouse)	-	211,814
Li, Yuting (Executive Secretary to CEO)	-	10,825
Total	$-	$2,359,728

The imputed interests were $31,417, $34,496 and $0 for the year ended December 31, 2009, 2008 and 2007, respectively.

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

NOTE 11 – ADVANCES

In accordance with the purchase contracts, the Company is required to make an advance to its suppliers to purchase the IPTV and GPS devices materials and add-on process work. The advance is applied to the total invoice balance upon satisfaction of the delivered goods.

For the year ended December 31, 2009, two suppliers accounted for 55% and 45%of the Company’s total advances to suppliers respectively. The amounts of advances for the two suppliers are $4,069,528 and $3,329,613. Total purchases from these suppliers for the year ended December 31, 2009 accounted for approximately 5% and 11% of total purchases.

For the year ended December 31, 2008, one supplier accounted for 100% and of the Company’s total advances to suppliers respectively. The amounts of advances for the two suppliers are $3,667,136. Total purchases from this supplier for the year ended December 31, 2008 accounted for approximately 10% of total purchases.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 – INCOME TAXES AND OTHER

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

The provision for taxes on earnings consisted of:
	Year ended December 31,
	2009	2008
PRC Corporate Income Tax	$4,085,308	$2,132,565

A reconciliation between the income tax computed at the PRC statutory rate and the Company’s provision for income taxes is as follows:
	For the Year Ended
	December 31,
	2009	2008	2007
U.S. Stautory Rate	34%	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%	(34)%
PRC Enterprise Income Tax Rate	25%	25%	33%
Provision for income tax	25%	25%	33%

Tax Filings Subject to Reviews

The PRC tax authority conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings such as operating taxes, income taxes, and VAT taxes, etc, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities. If the Company receives any notice or any claim from the PRC tax authority or regarding the Company’s tax filings compliance with the regulations, the Company’s financial condition and results of operations could be materially and adversely affected.

Various Taxes

The Company is subject to pay various taxes such as Value Added Tax (VAT), City Development Tax, Education Tax, Stamp Tax, and Business Operating Tax to the PRC government tax authorities. The VAT collected on sales is netted against the taxes paid for purchases of cost of sales to determine the amounts payable and refundable. The City Development Tax, Education Tax, Stamp Tax, and Business Operating Tax are expensed as general and administrative expense.

Accounting for Uncertainty in Taxes

The Company accounts for uncertainty in taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office lease commitments

The Company has entered into new office lease agreements in 2009.  It starts from May 2009 to April 2011. The company paid a deposit of $7,334. The company’s commitment for lease will be approximately $58,000 per year. The lessor delayed the first year lease payment and the Company will start to pay from May 2010.

Rent expense for the year ended December 31, 2009, 2008 and 2007 were $24,972, $7,380 and $1,646, respectively.

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

Fines and penalties by the housing authority

According to the relevant China regulations on housing provident funds, China enterprises are required to contribute housing provident funds for their employees. Currently, ZhengZhou City has not strictly enforce such requirement on an established enterprise such as the Company’s subsidiary, ZST PRC to establish the housing provident fund.  It is the Company's goal to establish such fund for its employee during the third and fourth quarter of the fiscal year 2010.  Under local regulations on collection of housing provident funds in ZhengZhou City where the Company’s subsidiary, ZST PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually. If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company’s financial condition and results of operations could be materially and adversely affected. As of December 31, 2009, the Company has not received any notice from the housing authority or any claim from current and former employees. The Company has not accrued any contingent liability as the amount of loss cannot be reasonably estimated.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

The standard of “Disclosures about Segments of an Enterprise and Related Information” requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products and services) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The Company’s revenues, costs and gross profits were broken into the following categories:

	For the Year Ended December 31,
Product Sales:	2009	2008	2007
Revenues	$99,312,502	$54,200,946	$28,717,251
Cost of sales	83,277,087	45,169,613	23,221,360
Gross Profit	$16,035,415	$9,031,333	$5,495,891
Gross Margin	16.15%	16.66%	19.14%

Technical Support/Installation Revenues:
Revenues	$1,024,429	$612,918	$-
Cost of sales	35,146	33,710	-
Gross Profit	$989,283	$579,208	$-
Gross Margin	96.57	94.50%	-

GPS Service Revenues:
Revenues	$77,188	$-	$-
Cost of sales	20,449	-	-
Gross Profit	$56,739	$-	$-
Gross Margin	73.51%	-	-

Construction Revenues:
Revenues	$-	$616,955	$-
Cost of sales	-	390,920	-
Gross Profit	$-	$226,035	$-
Gross Margin	-	36.64%	-

Total revenues	$100,414,115	$55,430,819	$28,717,251
Total Cost of sales	83,332,682	45,594,243	23,221,360
Total Gross Profit	$17,081,433	$9,836,576	$5,495,891
Total Gross Margin	17.01%	17.75%	19.14%

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15 – OPERATING RISK

Concentration risk

As a result of the substantial amount and concentration of the Company’s customer base, substantial loss of significant customers could materially and upon the Company’s business and financial condition.

The Company operates principally in the PRC and with a limited customer base which the products and services are sold to governmental organization representing approximately 90% of the Company’s total revenues.

As a result of the substantial amount and concentration of the Company’s deposits (advances) and suppliers, an unanticipated disruption in operations or slowdowns by the suppliers and shipping companies could adversely affect the Company’s ability to deliver products and service customers which could materially and upon the Company’s business and financial condition.

For the year ended December 31, 2009, three suppliers accounted for approximately 39%, 11%, and 10% of the Company’s total purchases for the year, respectively.

For year ended December 31, 2008, three suppliers accounted for approximately 35%, 20%, and 10% of the Company’s total purchases for the year, respectively.

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

Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, and therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Credit risk

The Company maintains cash balances at various financial institutions in the PRC that do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers. Although the PRC is economically stable, it is always possible that unanticipated events both domestically and in foreign countries could disrupt the operations of the Company or its customers.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On October 20, 2009, the Company completed a public offering and sold 3,125,000 shares of its common stock at $8.00 per share. The Company granted the representative of the underwriters a 45-day option to purchase up to an additional 468,750 shares of common stock at $8.00 per share. The shares of the Company’s common stock were sold to the public for gross proceeds of approximately $25 million. The over-allotment shares have not been sold.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In 2009, the Company conducted five closings of a private placement transaction (the “Private Placement”). As of December 31, 2009, pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at $3.94 per share for gross proceeds of $4,976,953. Each share of Preferred Stock shall be convertible at the option of the holder thereof, at any time and from time to time from and after the Original Issue Date into that number of shares of Common Stock determined by dividing the Stated Value of $3.94 of such share of Preferred Stock by the Conversion Price of $3.94.

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	For the Year Ended December 31,
	2009	2008	2007
Net income	$10,178,569	$6,108,471	$2,867,429
Denominator:
Basic weighted-average shares outstanding	7,689,925	5,896,723	5,896,723
Effect of convertible preferred stock	1,101,474	-	-
Effect of dilutive warrants and options	175,629	-	-
Diluted weighted-average shares outstanding	8,967,027	5,896,723	5,896,723
Net income per share:
Basic	$1.32	$1.04	$0.49
Diluted	$1.14	$1.04	$0.49

The following is not included

NOTE 19 – STOCK WARRANTS AND OPTIONS

In January 2007, the Company sold to its original shareholders common stock warrants to purchase 2,882,912 shares of common stock at an exercise price of $0.0002462. On January 14, 2009, these shareholders canceled an aggregate of 2,712,283 warrants such that the shareholders held an aggregate of 170,629 warrants immediately after the Share Exchange. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange.

On October 20, 2009, the Company issued common stock warrants to the underwriters to purchase 312,500 shares of the Company’s common stock at an exercise price of $10 per share. The warrant has a 5 year term and is not exercisable until at least one year from the date of issuance in connection to the Initial Public Offering that closed on October 20, 2009.

The summary of the status of the Company’s outstanding warrant for the year ended December 31, 2009 is as follows:

Issuance date	Warrants	Average Exercise Price
January 14, 2009	170,629	$0.0002462
October 20, 2009	312,500	$10
Total outstanding	483,129

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19 – STOCK WARRANTS AND OPTIONS (continued)

On October 20, 2009, the Company issued  common stock options to Dr. Chen, CFO, to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share and exercisable until October 20, 2014 pursuant to an employment agreement signed on October 8, 2009.  (Refer to Note 20)

The summary of the status of the Company’s outstanding option activity for the year ended December 31, 2009 is as follows:

Issuance date	Options	Average Exercise Price
October 20, 2009	25,000	$8

NOTE 20 – EQUITY BASED COMPENSATION

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

The Company determined the fair value of the stock options granted was $172,863 using the Black-Scholes option-pricing model with risk-free interest rate of 0.39%, warrant life is the contractual term of 5 years, expected volatility of 133% and zero expected dividends. The Company amortized the stock option granted as compensation over a period of 12 months. The equity based compensation expense was $34,193 for the year ended December 31, 2009.

NOTE 21 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	$30,346,931	$28,627,644	$23,678,912	$1,7760,628	$99,312,502
Operating Income	4,198,174	4,454,015	3,400,441	1,945,344	14,027,987
Net Income	$3,078,453	$3,291,827	$2,651,931	$1,246,358	$10,178,569
Net Income per Share
Basic	$0.32	$0.46	$0.15	$0.07	$1.32
Diluted	$0.28	$0.39	$0.14	$0.07	$1.14

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$14,443,490	$15,209,026	$12,263,272	$13,515,031	$55,430,819
Operating Income	1,993,993	2,430,611	1,845,149	2,393,505	8,663,258
Net Income	$1,301,600	$1,681,566	$1,402,683	$1,722,622	$6,108,471
Net Income per Share
Basic	$0.22	$0.29	$0.10	$0.12	$1.04
Diluted	$0.22	$0.29	$0.10	$0.12	$1.04

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued, which was March 31, 2010, the date of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Balance Sheets
(Dollars In Thousands)

	December 31,,	December 31,
	2009	2008

ASSETS
Investment in subsidiaries, at equity in net assets	$47,874	$8,983
Deferred compensation	139	-
Total Assets	47,889	8,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payable	233	-
Total Current Liabilities	233	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 6,250,000 shares undesignated, 0 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	-	-
Preferred stock Series A Convertible, $0.0001 par value, 3,750,000 shares authorized, 1,263,723 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,976,953 at December 31, 2009.	1	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 10,216,103 and 5,896,723 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	1	1
Additional paid-in capital	30,677	1,488
Accumulated other comprehensive income	20	591
Statutory surplus reserve fund	3,328	1,492
Retained earnings (unrestricted)	13,753	5,411
Total Stockholders' Equity	47,780	8,983
Total Liabilities and Stockholders' Equity	$48,013	$8,983

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Statements of Operations
(Dollars In Thousands)

	For the Year Ended December 31,		For the Period from January 3, 2007 (Inception) to December 31,
	2009	2008	2007
Revenue	$-	$-	$-

Merger cost	555	-	-
Other general and administrative	350	-	-
Total Expenses	905	-	-

Equity in undistributed income of subsidiaries	11,084	6,108	2,867
Income before income taxes	10,179	6,108	2,867

Provision for income tax	-	-	-

Net income	$10,179	$6,108	$2,867

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Statements of Cash Flows
(Dollars In Thousands)

	For the Year Ended December 31,		For the Period from January 3, 2007 (Inception) to December 31,
	2009	2008	2008
Cash Flows from Operating Activities
Net income	$10,179	$6,108	$2,876
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Stock option issued as compensation	34
Changes in operating assets and liabilities
Increase in accrued liabilities and other payable	233	-	-
Equity in undistributed income of subsidiaries	(11,084)	(6,108)	(2,876)
Net Cash Provided (Used) by Operating Activities	(638)	-	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	(25,131)	-	-
Net Cash Provided (Used) by Investing Activities	(25,131)	-	-

Cash Flows from Financing Activities
Net proceeds from sale of preferred stocks	3,534	-	-
Net proceeds from sale of common stocks	22,235
Net Cash Provided (Used) by Investing Activities	25,769	-	-

Net Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents, beginning of period	-	-	-
Cash and Cash Equivalents, end of period	$-	$-	$-

Supplemental disclosure information:

Non-cash Investing and Financing activities:
Shares issued for related parties' debt	$2,360	$-	$-