Form 10-K/A
period 2009-12-31
ZST Digital Networks, Inc.
filed 2010-04-30
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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
Yes ☐ No ☒

There were an aggregate of 11,650,442 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of April 29, 2010.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 29, 2010 was approximately $45.47 million based on the closing price of the registrant’s common stock on the NASDAQ Global Market of $6.84 per share.  The registrant’s common stock commenced trading on the NASDAQ Global Market on October 20, 2009 under the ticker symbol “ZSTN.”  There was no public market for the registrant’s securities prior to listing on the NASDAQ Global Market.

Documents Incorporated by Reference:  None.

Explanatory Note:  This Form 10-K/A (the “Amendment”) is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Term
Zhong Bo	59	Chairman of the Board and Chief Executive Officer	January 9, 2009 thru Present
Zhong Lin	27	Director and Chief Operating Officer	January 9, 2009 thru Present
Yang Ai Mei	59	Director	January 9, 2009 thru Present
Tian Li Zhi	36	Director	January 9, 2009 thru Present
Sheng Yong	47	Director	January 9, 2009 thru Present
Liu Hui Fang	31	Director	January 9, 2009 thru Present
John Chen	32	Chief Financial Officer	October 20, 2009 thru Present
Xue Na	32	Corporate Secretary, Deputy General Manager and President of the Labor Union	December 11, 2009 thru Present (Corporate Secretary); January 9, 2009 thru Present (Deputy General Manager and President of the Labor Union)

Zhong Bo has been chairman of the board of Zhengzhou ZST since 1996. He has also served as the director of the Henan Association for the Promotion of Non-Governmental Entrepreneurs since July 1999, as the President of the Federation of Industry and Commerce (General Chamber of Commerce) since January 2001 and as a committee member of the Chinese People’s Political Consultative Conference since January 2004. From October 1989 to September 1992, Mr. Zhong served as the manager of the Zhengzhou and Luoyang Offices of Beijing CEC Video & Audio Technology Jointly Developed Corporation. From September 1970 to September 1989, Mr. Zhong served as the technical principal of the Zhumadian Branch of the Wuhan Times Academy of Sciences. Mr. Zhong obtained a degree in Electronics in September 1989 from the Electronic Engineering Department of Tsinghua University and a Master’s degree in Business Management in 2003 from Asia International Open University in Macau.  The Company believes that Mr. Zhong’s business expertise and management positions give him the qualifications and skills to serve as a director.

Zhong Lin has served as general manager of Zhengzhou ZST since January 2008. Prior to serving as general manager, Mr. Zhong served as the manager of the system integration department of Zhengzhou ZST, from April 2005 to December 2007. From 1997 to 2001, Mr. Zhong studied Computer Information Management at Nanjing University of Science and Technology.  The Company believes that Mr. Zhong’s business expertise and management positions give him the qualifications and skills to serve as a director.

Yang Ai Mei has served as managing director of Zhengzhou Guangda Textiles Co., Ltd., a cotton manufacturing company, since May 1995, where she has worked since 1988. From January 1978 to January 1988, Ms. Yang was the manager of Zhongyuan Labour Services Company, a company which engages in the sale and trade of textiles. Ms. Yang received a Bachelor of Economics in the field of Management in 1975 from Zheng Zhau University.  The Company believes that Ms. Yang’s business expertise and management positions give her the qualifications and skills to serve as a director.

Tian Li Zhi has been employed as an attorney for the Henan Image Law Firm since May 2000. From May 1997 to May 2000, Ms. Tian was a legal consultant for Zhengzhou Asia Group, a company which manages commercial properties. Ms. Tian received a law degree in 1997 from Zheng Zhau University.  The Company believes that Ms. Tian’s legal expertise give her the qualifications and skills to serve as a director.

Sheng Yong has served as the general manager of Iaoning Unified Biological Energy Sources Co., Ltd., a biological energy company, since January 2004. From January 1988 to January 2004, Mr. Sheng was the deputy general manager of Zhengzhou Yinhe Joint-Stock Co., Ltd., a textile manufacturing company. Mr. Sheng received a Bachelor of Economics in Management from the Air Force Polities Academy of the Chinese People’s Liberation Army in 1999.  The Company believes that Mr. Sheng’s business expertise and management positions give him the qualifications and skills to serve as a director.

Liu Hui Fang has served as finance manager of Henan Zhongfu Container Co., Ltd., a company which engages in the production and sale of plastic packaging, since August 2002. From July 1999 to August 2002, Ms. Liu served as chief accountant of Zhengzhou Fukang Medical Equipment Co., Ltd., a distributor of medical equipment. Ms. Liu received a degree in business accounting in 1999 from Henan Business College. She is also a member of The Chinese Institute of Certified Public Accountants.  The Company believes that Ms. Liu’s business and financial expertise give her the qualifications and skills to serve as a director.

John Chen previously served as the Vice President, Investment Banking-China Practice of Brean Murray, Carret & Co., from December 2007 to January 2009.  From June 2007 to November 2007, Dr. Chen served as the Senior Vice President, Investment Banking of Global Hunter Securities LLC.  Dr. Chen served as the Associate Vice President, Business Development of Paramount BioCapital from March 2006 to December 2006.  Prior to that, he was a Clinical Research Fellow, on a one year fellowship, at the National Cancer Institute from August 2005 to August 2006.  Dr. Chen also served as a Biotechnology Associate Analyst at Friedman, Billings, Ramsey, Inc. from September 2004 to August 2005.  Dr. Chen received a M.D./MBA in health management from Tufts University School of Medicine and Brandeis University, Northeastern University in 2004 and a B.S. in Biology from the University of California, Irvine in 2000.

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

Family Relationships

Zhong Bo is the father of Zhong Lin.  Except as noted herein, there are no family relationships among of the directors and executive officers.

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

The Board of Directors and Committees

Board Composition

Subject to certain exceptions, under the listing standards of the NASDAQ Global Market, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the following non-management directors, Yang Ai Mei, Tian Li Zhi, Sheng Yong and Liu Hui Fang, is an “independent” director as defined by the listing standards of the NASDAQ Global Market currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Global Market rules.

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

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at:  www.shenyangkeji.com.

Compensation Committee

We established our Compensation Committee in February 2009. The Compensation Committee consists of Liu Hui Fang and Tian Li Zhi, each of whom is an independent director. Liu Hui Fang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at:  www.shenyangkeji.com.

Nominating Committee

We established our Nominating Committee in February 2009. The Nominating Committee consists of Tian Li Zhi and Sheng Yong, each of whom is an independent director. Tian Li Zhi is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. A copy of the Nominating Committee Charter is posted on our corporate website at: www.shenyangkeji.com.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics will be posted on our corporate website at www.shenyangkeji.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Corporate Secretary, ZST Digital Networks, Inc., 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Providence, People’s Republic of China 450007. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our corporate website.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
John Fan Chen	1	1	Form 4

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Prior to the closing of the Share Exchange, our current named executive officers were compensated by Zhengzhou ZST until the closing of the Share Exchange, including for the years ended December 31, 2007 and 2008 and the period from January 1, 2009 to January 9, 2009.  The Chief Executive Officer and Chairman of the Board of Zhengzhou ZST, Zhong Bo, determined the compensation for himself and the other executive officers of Zhengzhou ZST that was earned in fiscal 2007 and 2008 and the period from January 1, 2009 to January 9, 2009 after consulting with the board members of Zhengzhou ZST. In addition, the Board of Directors of Zhengzhou ZST approved the compensation. From January 1, 2009 to January 9, 2009 and during the fiscal years of 2008 and 2007, the compensation for Zhengzhou ZST’s named executive officers consisted solely of each executive officer’s salary and cash bonus.  The Board of Directors of Zhengzhou ZST believe that the salaries paid to our executive officers during 2007, 2008 and the period from January 1, 2009 to January 9, 2009 are indicative of the objectives of its compensation program and reflect the fair value of the services provided to Zhengzhou ZST, as measured by the local market in China.

Upon the closing of the Share Exchange, the executive officers of Zhengzhou ZST were appointed as our executive officers and we adopted the compensation policies of Zhengzhou ZST, as modified for a company publicly reporting in the United States.  Compensation for our current executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. For these reasons, the elements of compensation of our executive officers are salary and bonus. Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement.

Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

We determine the levels of salary as measured primarily by the local market in China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in China. In determining market rate, we review statistical data collected and reported by the Zhengzhou City Labor Bureau, which is published monthly. The statistical data provides the high, median, low and average compensation levels for various positions in various industry sectors. In particular, we use the data for the manufacturing sector as our benchmark to determine compensation levels because we operate in Zhengzhou City as a consumer electronics manufacturer. Our compensation levels are at roughly the 80th-90th percentile of the compensation spectrum for the manufacturing sector. Once we determine the overall compensation levels for our officers based on the benchmarks, we allocate a certain portion of the total compensation to salary, which is paid during the fiscal year, and allocate the remainder to bonus, which will be paid after the end of the fiscal year if corporate and individual performance goals are met.

Corporate performance goals include sales targets, research and development targets, production yields, and equipment utilization. Additional key areas of corporate performance taken into account in setting compensation policies and decisions are cost control, profitability, and innovation. The key factors may vary depending on which area of business a particular executive officer’s work is focused.  Individual performance goals include subjective evaluation, based on an employee’s team-work, creativity and management capability, and objective goals such as sales targets.  Generally, the amount of a bonus, when awarded, will be equal to one month's salary plus 5% to 25% of the individual's annual salary.  If the corporate and individual goals are fully met, the bonus will be closer to the top end of the range.  If the goals are only partially met, the amount of the bonus will be closer to the bottom end of the range.  In no event will there be a bonus equal to more than one month's salary if the corporate goals are not met by at least 50%.  For 2009, the amounts of the bonuses were determined in relation to overall compensation levels, which were based on roughly the 80th-90th percentile of the compensation spectrum for the manufacturing sector in Zhengzhou City, China.  A certain portion of total compensation was allocated to salary and the remainder was allocated to bonus based on achievement of corporate and individual performance goals.  In 2009, our corporate performance had improved in line with internal goals, including an increase in revenue and profitability.

Our board of directors established a Compensation Committee in February 2009 comprised of non-employee directors.  The Compensation Committee will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business. Prior to the formation of the Compensation Committee, Zhong Bo, upon consulting with our board members, determined the compensation for himself and our other current executive officers. Beginning in February 2009, our Compensation Committee currently determines compensation levels for our executive officers. We have established a compensation program for executive officers for 2010 that is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  For 2010, bonuses for executive officers will be based on company and individual performance factors, as described above.

Having listed on the NASDAQ Global Market in October 2009, we intend to adjust our bonus evaluations upwards in 2010, but, in such case, we do not intend to increase them by more than 20%. We believe that adopting higher compensation in the future may be based on the increased amount of responsibilities assumed by each of the executive officers after we became a publicly listed company.

We also intend to expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.  We intend to adopt an equity incentive plan and intend to issue stock-based awards under the plan to aid our company’s long-term performance, which we believe will create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company.  We do not currently have a general equity grant policy with respect to the size and terms of grants that we intend to make in the future, but we expect that our Compensation Committee will evaluate our achievements for each fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, and net income.

Summary Compensation Table

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2009, 2008 and 2007 of our principal executive officer, our principal financial officer, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “named executive officers”).

Name and Position	Year	Salary	Bonus	All Other Compensation	Total

Zhong Bo (1)	2009	$14,941	$—	$—	$14,941
Chief Executive Officer and	2008	6,594	—	—	6,594
Chairman of the Board	2007	6,297	—	—	6,297

John Chen (2)	2009	$37,500	$10,274(3)	$—	$47,774
Chief Financial Officer	2008	—	—	—	—
	2007	—	—	—	—

Zeng Yun Su (4)	2009	$9,153	$—	$—	$9,153
Former Chief Financial Officer	2008	—	—	—	—
and Former Corporate Secretary	2007	—	—	—	—

Richard Rappaport (5)	2009	$—	$—	$—	$—
Former Chief Executive Officer	2008	—	—	—	—
and Former Director	2007	—	—	—	—

(1)
Mr. Zhong was appointed the Company’s Chief Executive Officer and Chairman of the Board upon the closing of the Share Exchange on January 9, 2009.  The compensation Mr. Zhong received in 2007 and 2008 was paid by Zhengzhou ZST, our wholly-owned subsidiary which we acquired upon the closing of the Share Exchange on January 9, 2009.

(2)	Mr. Chen was appointed the Company’s Chief Financial Officer effective on October 20, 2009.

(3)
Pursuant to his employment agreement, Mr. Chen was granted a signing bonus, which is calculated as follows: $410.96 per day multiplied by the number of days between September 25, 2009 and October 20, 2009.

(4)	Mr. Zeng resigned as Chief Financial Officer of the Company effective on October 20, 2009 and as Corporate Secretary of the Company effective on December 11, 2009.

(5)	Mr. Rappaport resigned from all positions with the Company upon the closing of the Share Exchange on January 9, 2009.

Grants of Plan-Based Awards in 2009

The following table summarizes our awards made to our named executive officers in 2009.

Name	Grant Date (1)	Number of Shares of Common Stock Underlying Options	Exercise of Base Price of the Options Award ($/Sh)	Grant Date of Fair Value of Stock and Options Awarded ($)(1)
Zhong Bo Chairman of the Board and Chief Executive Officer	--	--	--	--
John Chen Chief Financial Officer (1)	10/20/2009	25,000	$8.00	$172,863

(1)
The amounts disclosed reflect the value of awards for grants of non-qualified stock options. These non-qualified stock options are performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see note 20 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Zhong Bo Chairman of the Board and Chief Executive Officer	--	--	--	--	--
John Chen Chief Financial Officer (1)	25,000	--	--	$8.00	10/20/2014

(1)
Mr. Chen’s options are immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company, which will lapse as follows:  50% of the options will vest six (6) months after October 20, 2009 and the remaining 50% will vest twelve (12) months after October 20, 2009.  The options will expire five (5) years from the grant date, provided, however, that Dr. Chen remains continuously employed by the Company during the applicable five-year period.

Option Exercises and Stock Vested in Fiscal 2009

There were no option exercises or stock vested in fiscal 2009.

Pension Benefits

There were no pension benefit plans in effect in 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2009.

Employment Agreements

On December 13, 2009, we entered into an employment agreement with Zhong Bo, our Chief Executive Officer and Chairman of the Board, which has a term of three years. Mr. Zhong is paid an annual salary of RMB 102,000, which is approximately USD$14,941.  The employment agreement provides that the parties may terminate the agreement upon mutual agreement or, under certain conditions, the Company may terminate the agreement upon 30 day prior written notice to Mr. Zhong. Mr. Zhong may terminate his employment immediately under certain circumstances including if the Company fails to provide certain required labor protection or working conditions, fails to pay compensation on time and in full, or acts in such a way to harm Mr. Zhong’s right and interests or threaten his personal safety. The employment agreement also provides that the Company may terminate such agreement immediately under certain circumstances including if Mr. Zhong does not satisfy the conditions for employment during the probation period, materially breaches the Company’s rules and regulations, or neglects his duties thereby causing substantial damage to the Company. The employment agreement restricts the Company’s ability to terminate the employment agreement under certain circumstances including if Mr. Zhong has proven that he is unable to work due to a work-related injury, or has contracted an illness or sustained a non-work-related injury and the prescribed period of medical care has not yet expired. In addition, the employment agreement provides that under certain circumstances, Mr. Zhong may have to compensate the Company for economic losses incurred. Under the employment agreement, Mr. Zhong has an obligation to maintain commercial secrets of the Company. The employment agreement contains general provisions for mediation and arbitration in the case of any dispute arising out of the employment agreement that cannot first be settled by consultation and negotiation.

On October 8, 2009, we entered into an employment agreement with Dr. Chen regarding his employment by the Company as its new Chief Financial Officer effective on October 20, 2009 (the "Effective Date"). Pursuant to the employment agreement, Dr. Chen is entitled to a base salary at an annual rate of $150,000.  Dr. Chen was also granted a signing bonus which is calculated as follows: $410.96 per day multiplied by the number of days between September 25, 2009 and the Effective Date.   The initial term of the employment agreement will be eighteen (18) months, with automatic one-year extensions.

Upon the Effective Date, we also granted Dr. Chen options to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share (the “Initial Options”).  The Initial Options will be immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company, which will lapse as follows:  50% of the Initial Options will vest six (6) months after the Effective Date and the remaining 50% will vest twelve (12) months after the Effective Date.  Upon the 1-year anniversary of the Effective Date, Dr. Chen will be granted additional options to purchase 12,500 shares of the common stock of the Company at an exercise price equal to the market price on the grant date that are not immediately exercisable, and which will vest six (6) months from the date of grant (the “Subsequent Options”).   The Initial Options and Subsequent Options will expire five (5) years from their respective grant dates, provided, however, that Dr. Chen remains continuously employed by the Company during the applicable five-year period.

Potention Payments Upon Termination or Change-in-Control

In the event of the termination of Mr. Chen’s employment under his employment agreement, the Company shall pay Mr. Chen on the date of termination only the amount of his salary that is earned but unpaid as of the date of termination, as well as any accrued but unused paid leave and any unreimbursed business expenses incurred as of the termination date.  In the event of the termination of Mr. Chen’s employment for Good Reason (as defined in the employment agreement), the Company shall pay Mr. Chen a severance payment in an amount equal to three (3) months of Mr. Chen’s annual salary at the time of termination, less applicable statutory deductions and withholdings, to be paid, at the Company’s discretion, in a lump sum or such regular intervals over the 3-month period as shall be determined by the Company, provided that Mr. Chen signs a standard release of all claims as presented by the Company.  In the event of the termination of Mr. Chen’s employment without Cause (as defined in the employment agreement), the Company shall pay Mr. Chen a severance payment in an amount equal to Mr. Chen’s annual salary at the time of termination for remainder of the term of employment, less applicable statutory deductions and withholdings, to be paid, at the Company’s discretion, in a lump sum or such regular intervals over the period as shall be determined by the Company, provided that Mr. Chen signs a standard release of all claims as presented by the Company.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the closing of the Share Exchange, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

●	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

●	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

●	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed of the following two Board members: Liu Hui Fang (Chair) and Tian Li Zhi.  No member of the Compensation Committee is a former or current officer or employee of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.  No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K.

Compensation Committee

Liu Hui Fang
Tian Li Zhi

_____________________________
(1)           The material in this report is not deemed to be "soliciting material," or to be "filed" with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of ZST Digital Networks, Inc. under the Securities Act or the Exchange Act.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our Company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of April 29, 2010 is 11,650,442, which excludes 156,250 shares of common stock that are issuable upon the exercise of outstanding warrants. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o ZST Digital Networks, Inc., 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Province, People’s Republic of China 450007.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class Beneficially Owned (1)
Directors and Executive Officers:
Zhong Bo	Chairman of the Board of Directors and Chief Executive Officer	5,002,251	(2)	42.94%
John Chen	Chief Financial Officer	25,000	(3)	*
Zhong Lin	Director and Chief Operating Officer	—		—
Yang Ai Mei	Director	—		—
Tian Li Zhi	Director	—		—
Sheng Yong	Director	—		—
Liu Hui Fang	Director	—		—
All Officers and Directors as a Group (total of eight (8) persons)		5,027,251		43.06%
5% Stockholders:
Richard Rappaport 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067		736,290	(4)	6.32%

* Indicates lesss than 1%.

(1)	Based on 11,650,442 shares of common stock issued and outstanding as of April 29, 2010.

(2)
Includes 4,559,393 shares of common stock owned by Mr. Zhong. Also includes 442,858 shares of common stock owned by Mr. Zhong’s wife, Wu Dexiu. Mr. Zhong may be deemed the beneficial owner of these securities since he has voting and investment control over the securities.

(3)	Includes options to purchase 25,000 shares of common stock exercisable within 60 days of the date of this report.

(4)
Includes 292,993 shares of common stock owned by Mr. Rappaport. Also includes 61,425 shares of common stock owned by each of the Amanda Rappaport Trust and the Kailey Rappaport Trust as well as 320,447 shares of common stock owned by WestPark Capital Financial Services, LLC. Mr. Rappaport, as Trustee of the Rappaport Trusts and Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, the Company did not have an equity compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Share Exchange

On January 9, 2009, we completed the Share Exchange with World Orient and the former stockholders of World Orient. At the closing, World Orient became our wholly-owned subsidiary and 100% of the issued and outstanding securities of World Orient were exchanged for securities of the Company. An aggregate of 806,408 shares of common stock were issued to the stockholders of World Orient. As of the close of the Share Exchange, the former stockholders of World Orient owned approximately 22% of our issued and outstanding common stock.

Upon the closing of the Share Exchange, the Company’s board of directors resigned in full and appointed Zhong Bo, Zhong Lin, Yang Ai Mei, Tian Li Zhi, Sheng Yong and Liu Hui Fang to the board of directors of our Company, with Zhong Bo serving as Chairman. The Company’s board of directors also appointed Zhong Bo as Chief Executive Officer, Zeng Yun Su as Chief Financial Officer and Corporate Secretary, Zhong Lin as Chief Operating Officer and Xue Na as Deputy General Manager and President of the Labor Union, each of whom were executive officers and/or directors of Zhengzhou ZST. Also in connection with the Share Exchange, we paid $350,000 to WestPark and $125,000 to a third party unaffiliated with the Company, SRKP 18 or WestPark.

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

Private Placement and Underwriting Services

Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark. Anthony C. Pintsopoulos, our officer, director and significant stockholder prior to the Share Exchange, is the Chief Financial Officer of WestPark. Kevin DePrimio and Jason Stern, each employees of WestPark, are also stockholders of the Company. Thomas J. Poletti is a former stockholder of the Company and a partner of K&L Gates LLP, our U.S. legal counsel.  Richard Rappaport is the sole owner of the membership interests of WestPark Capital Financial Services, LLC.  Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with the Company upon the closing of the Share Exchange.

WestPark, the placement agent for our $4.98 million equity financing, received a commission equal to 12% of the gross proceeds from the financing plus a 4% non-accountable expense allowance. No other consideration was paid to WestPark or SRKP 18 in connection with the Share Exchange or Private Placement. Furthermore, in connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of WestPark. The principal was due and payable by us on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by us of at least $4 million in the Private Placement.  We repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

In addition, WestPark acted as a co-underwriter, along with Rodman & Renshaw, LLC, in our public offering that we closed in October 2009.  We sold a total of 3,125,000 shares of common stock in the public offering at $8.00 per share, for gross proceeds of approximately $25 million.  As compensation for its services, WestPark received discounts, commissions and management fees of $348,136, a non-accountable expense allowance of $100,000, and reimbursement of roadshow expenses of approximately $6,100 and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark also received a five-year warrant to purchase 62,500 shares of our common stock at an exercise price of $10.00 per share.

Patent License Agreement and Patent Transfer

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

Policy for Approval of Related Party Transactions

In February 2009, we established an Audit Committee and adopted an Audit Committee Charter.  The Audit Committee Charter contains our policy for approval of related party transactions.  Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct as required by our policies.

Director Independence

See the section entitled “Directors, Executive Officers and Corporate Governance” beginning on page 3 for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2009 and 2008, we retained Kempisty & Company, PC, CPAs and AJ. Robbins, P.C., Certified Public Accountants, respectively, to provide services as follows:

	Fees for the Year Ended December 31,
Services	2009	2008
Audit fees (1)	$458,500	$15,370
Audit-related fees (2)	-	-
Tax fees (3)	3,500	1,855
All other fees (4)	-	-

Total audit and non-audit fees	$462,000	$17,225
___________
(1) These are fees for professional services performed by our principal accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Form S-1.

(2) No fees were billed for each of fiscal year 2009 and fiscal year 2008 for assurance and related services by our principal accountants reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) These are tax return preparation fees for fiscal year 2009 and fiscal year 2008 paid to our principal accountants.

(4) No fees were billed for each of fiscal year 2009 and fiscal year 2008 for products and services provided by our principal accountants, other than the services reported above.

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

ZST DIGITAL NETWORKS, INC. (Registrant)

April 30, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	April 30, 2010
Zhong Bo	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer	April 30, 2010
John Chen	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	April 30, 2010
Zhong Lin

/s/ Xue Na		April 30, 2010
Xue Na	Director and Corporate Secretary

/s/ Yang Ai Mei		April 30, 2010
Yang Ai Mei	Director

/s/ Tian Li Zhi		April 30, 2010
Tian Li Zhi	Director

/s/ Sheng Yong		April 30, 2010
Sheng Yong	Director

/s/ Liu Hui Fang		April 30, 2010
Liu Hui Fang	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description

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