Form 10-Q
period 2010-03-31
ZST Digital Networks, Inc.
filed 2010-05-14
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, was 11,650,442 as of May 14, 2010.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of ZST Digital Networks, Inc. as contained in its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	March 31,
	2009	2010
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,627,992	$20,779,792
Accounts receivable	24,885,497	18,142,693
Inventories	1,245,803	890,441
Advance to suppliers	7,399,141	7,587,147
Other receivables	-	11,764
Prepaid expenses	1,064,499	1,017,409
Total current assets	48,222,932	48,429,246

Property, machinery, equipment and software, net	875,806	2,361,819
Intangible asset	171,122	161,886
Prepaid expenses – long term	858,609	601,140

Total assets	$50,128,469	$51,554,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,940	$31,951
Advance from customers	376,586	559,999
Accruals and other payables	295,410	376,135
Accrued payroll and related expense	66,370	108,385
VAT payable	198,828	204,042
Franchise tax payable	162,100	-
Income tax payable	547,917	473,574
Total current liabilities	2,348,151	1,754,086
Equity :
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,650,442 shares issued and outstanding	1,165	1,165
Additional paid-in capital	30,677,932	30,677,932
Appropriated earnings	3,328,345	3,328,345
Retained earnings	13,752,791	15,722,446
Translation adjustment	20,085	70,117
Total equity	47,780,318	49,800,005

Total liabilities and equity	$50,128,469	$51,554,091

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(In US Dollars)

	Three Months Ended March 31,
	2009	2010
	( Unaudited)	(Unaudited)

Revenues:
Sales of products	$17,760,628	$16,427,903
Sales of services	-	620,375
Total revenue	17,760,628	17,048,278

Cost of sales:
Cost of products sold	14,844,279	12,824,789
Cost of service	-	49,497
Cost of sales	14,844,279	12,874,286

Gross profit	2,916,349	4,173,992

Selling expense	18,572	267,305
Research and development expenses	-	235,524
General and administrative expenses	355,779	730,610
Merger cost	566,654	-

Income from operations	1,975,344	2,940,553

Interest income (expense), net	(81,381)	1,615
Other income (expense)	3,004	-

Income before income taxes	1,896,967	2,942,168
		,
Income tax provision	650,609	972,513

Net income	$1,246,358	$1,969,655

Weighted average shares of common stock outstanding – basic	7,641,573	11,650,442

Earnings per share – basic	0.16	0.17

Weighted average shares of common stock outstanding – diluted	7,796,929	11,650,442

Earnings per shares – diluted	0.16	0.17

Other comprehensive income:
Net income	1,246,358	1,969,655
Translation adjustment	(422,664)	50,032

Comprehensive income	$823,694	$2,019,687

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three Months Ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$1,246,358	$1,969,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	177,478
Share-based compensation	-	42,624
Imputed interest	31,400	-
Changes in operating assets and liabilities:
Accounts receivable	(10,524,172)	6,742,705
Inventory	305,400	355,357
Advance to suppliers	2,226,258	(188,003)
Other receivables	5,594	(52,349)
Prepayments and other assets	-	290,642
Accounts payable	5,698,353	(668,999)
Accruals and other payable	522,386	(34,144)
Advance from customers	-	183,416
Taxes payable	250,440	(74,344)
Net cash provided by (used in) operating activities	(232,898)	8,744,038

Cash flows from investing activities:
Additions to fixed assets	-	(1,640,318)
Advance made to ZST PRC shareholders	(1,740,376)	-
Net cash used in investing activities	(1,740,376)	(1,640,318)

Cash flows from financing activities:
Repayments for short term bank loans	(219,724)	-
Net proceeds from sale of preferred stock	2,946,440	-
Net cash received from financing activities	2,726,716	-

Effect of changes in foreign exchange rates	(7,092)	48,080

Net increase in cash and cash equivalents	746,350	7,151,800

Cash and cash equivalents, beginning of the year	1,134,954	13,627,992

Cash and cash equivalents, end of the period	$1,881,304	$20,779,792

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

SRKP 18, Inc.(“SRKP 18”) was incorporated in the State of Delaware on December 7, 2006.  SRKP 18 was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Zhengzhou Shenyang Technology Co., Ltd. (“ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, People’s Republic of China (“PRC”) with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  On July 27, 2004, ZST PRC further increased its authorized capital to RMB18 million.  On March 15, 2007, ZST PRC decreased its authorized and invested capital to RMB11.5 million. In February 2009, ZST PRC increased its authorized capital to RMB17 million. On November 20, 2009, ZST PRC increased its authorized capital to RMB100 million.

ZST PRC has been principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China and derived its revenue from sales of broadcasting equipment, hi-tech optical transmission devices, and telecommunication products.  It has developed a line of Internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  At present, ZST PRC’s main clients are broadcasting TV bureaus and cable network operators serving various cities and counties in Henan Province.  In the near future, ZST PRC plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in Henan Province of China.

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange and security authorities.  To enable ZST PRC to go public, the original owners of ZST PRC made the following restructuring arrangements: (i) established Everfair Technologies Limited (“Everfair”) as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair, (ii) had Everfair enter into an equity transfer agreement with ZST PRC by paying RMB12 million to the original owners of ZST PRC, (iii) established World Orient Universal Limited (“World Orient”) as a British Virgin Islands (“BVI”) holding company owned by a non PRC-citizen, (iv) had World Orient and its wholly owned subsidiary Global Asia Universal Limited (“Global Asia”), its subsidiary Everfair, and its subsidiary ZST PRC enter into a share exchange agreement with SRKP 18, (v) concurrently conducted a private investment in a public entity (“PIPE”) financing, and (vi) used proceeds from the PIPE financing to pay RMB12 million to the original owners of ZST PRC pursuant to an ownership transfer agreement.

World Orient was incorporated in the BVI on August 12, 2008.  At December 31, 2008, World Orient had 50,000 capital shares authorized with $1.00 par value and 50,000 shares issued and outstanding.  In November 2008, World Orient acquired 100% ownership of Global Asia.

Global Asia was incorporated in the BVI on August 12, 2008. At December 31, 2008, Global Asia had 50,000 capital shares authorized with $1.00 par value and 50,000 shares issued and outstanding.  In October 2008, Global Asia acquired 100% ownership of Everfair.

Everfair is a holding company incorporated in November 26, 2007 in Hong Kong with the original sole shareholder, Kuk Kok Sun.  At December 31, 2008, Everfair had 10,000 capital shares authorized with HKD1.00 par value and 10,000 shares issued and outstanding.  Pursuant to a share transfer agreement, Global Asia paid Kuk Kok Sun HKD 10,000 for the ownership transfer.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND (Continued)

In October 2008, Everfair entered an equity transfer agreement with the original owners of ZST PRC.  Pursuant to the equity transfer agreement, Everfair agreed to pay the original owners RMB12 million for the equity transfer within three months of the approval from the competent government agency.  After this equity transfer, ZST PRC became a foreign investment company with an operating life of 30 years since the approval of its establishment on November 10, 2008.

On January 9, 2009, SRKP 18 closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP 18 (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient, which is the 100% parent of Global Asia, which is the 100% parent of Everfair, which is the 100% parent of ZST PRC, (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.  In connection with the Share Exchange, ZST Digital completed a private placement transaction pursuant to which ZST Digital received gross proceeds of $4.9 million and by which ZST Digital was able to make payment of RMB12 million to the original owners of ZST PRC pursuant to the equity transfer agreement.

Subsequent to the closing of the Share Exchange, on January 14, 2009, Zhong Bo, Chief Executive Officer and Chairman of the Board of ZST Digital, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the "ZST Management"), each entered into a Common Stock Purchase Agreement pursuant to which ZST Digital issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of common stock at a per share purchase price of $0.6907 (the "Purchase Right") and obtained control of ZST Digital.  The purchase consideration for the 5,090,315 shares would come from the proceeds raised through the PIPE transaction and the conversion of shareholder loans lent to ZST PRC.

Upon consummation of the Share Exchange and the ownership transfer transactions, ZST Management owned a majority of the issued and outstanding shares of common stock of ZST Digital.  Hereafter, ZST Digital and its subsidiaries, World Orient, Global Asia, Everfair, and ZST PRC shall be collectively referred throughout as the “Company”.

For accounting purposes, this above Share Exchange transaction was being accounted for as a reverse merger. The Share Exchange transaction has been treated as a recapitalization of World Orient and its subsidiaries, with ZST Digital (the legal acquirer of World Orient and its subsidiaries, including ZST PRC) considered the accounting acquiree and ZST PRC, the only operating company, and whose management took control of ZST Digital (the legal acquiree of ZST Digital) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the Share Exchange transaction.  The financial statements of the Company are the continued financial statements of World Orient and its subsidiaries.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of the subsidiary ZST PRC are conducted.  The Hong Kong dollar is the primary currency of the economic environment in which the operations of Everfair are conducted.  The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

The Company translates the above two subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rate during the reporting period.  Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss) – translation adjustments.  Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

Revenue Recognition

The Company derives revenues principally from sale of products related to Cable TV program distribution related system which include digital Cable TV network equipments and IPTV set-top boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

Revenue is recognized when the risk and rewards are transferred, delivery has occurred or the services have been rendered, persuasive evidence of any arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria as they apply to standalone sale of digital Cable TV network equipments, IPTV set-top boxes, and GPS devices, and the sale of GPS devices with installation service, and provision of technical services are as follows:

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Sales of Digital Cable TV Network Equipments and GPS Devices

The Company recognizes revenues from the sale of digital Cable TV network equipments and GPS devices when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations with customers.

Sales of IPTV Set-Top Boxes

The Company recognizes revenues from the sale of IPTV set-top boxes when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.

Pursuant to the terms of the Company’s IPTV set-top boxes sales contracts, the Company has allowed its customers to hold back 10% of total contract price until the end of one year after delivery of products for warranty purpose.  The Company recognizes the total contract amount as revenue based on the following reasons: (i) the customer’s obligation to pay 10% of the total contract amount is not contingent on the resale of the product shipped; (ii) the Company does not have significant obligation for future performance to directly bring about resale of the products shipped other than replacement of defective products due to hardware defects in materials and workmanship which, in turn, will be borne by the Company’s supplier; (iii) the customer purchasing the products sold by the Company has economic substance apart from the products provided by the Company; and (iv) the amount of future returns can be reasonably estimated based on the historical return experience whereas the Company does not have any historical return experience.

Revenue from selling all products is recognized netting of value added tax imposed by Chinese government.

Multiple Deliverable

In October 2009, the Company started to sell GPS devices in conjunction with subscription service and installation service.  The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  The Company sells the subscription services to customers with terms of the service contracts offered ranges from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription services are deferred and recognized over the life of the service contract upon activation.

In instances where the Company sells a GPS device unit along with subscription service and/or installation service, the Company recognizes revenue related to the combined sale by allocating between the two or three deliverables using the relative selling price method determined by using the hierarchy of the following principles: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Sales of Services

Revenue is recognized when services are rendered.  The prepayments received for GPS subscription services are treated as deferred revenue which will be recognized over the terms of service contacts.

Warranty Liabilities

The Company has a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time.  The Company determines that warranty costs related to products sold are minimal in monetary terms based on its historical return experience.  In the event of defective product returns, the Company has the right to seek replacement of such returned units from its supplier.  Based on the purchase agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year.  Based on these facts, the Company records warranty cost as incurred.

Regarding warranty related to GPS devices, the Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company.  The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions.  The Company did not incur warranty costs for the three months ended March 31, 2010 and for the year ended December 31, 2009.  Based on these facts, the Company records warranty cost as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Provisions for doubtful accounts are charged to general and administrative expenses.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of March 31, 2010 and December 31, 2009.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Inventories

Inventories are composed of mainly products for sale.  Inventories are valued at the lower of cost (based on weighted average method) and the market.  Full amount provisions were made for obsolete inventories which are difficult to estimate future utilization.  Once the inventory cost is written down, the written-down costs are treated as a new cost basis for the inventory, and are not adjusted back up to the previous cost basis in future periods.  For inventories which will be used in ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized.  Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

Advertising Costs

The Company expenses advertising costs as incurred and are included in selling expenses.

Shipping and Handling Expense

Shipping and handling costs are expensed as incurred and are included in selling expenses.

Property, Machinery, Equipment and Software

Plant, properties, machinery, equipment and software are recorded at historical cost, net of accumulated depreciation.  The amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

Machinery and equipment	5 years
Office equipment	5 years
Electronic equipment	5 years
Vehicles	5 years
Software	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts.  When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Intangible Asset

In later 2009, the Company purchased certain technical know-how related to GPS business for $453,402.  The Company recorded the acquired know-how as intangible asset and amortized the acquisition cost over five years using the straight-line method.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  Government subsidies in supporting research and development activities received and recognized during the three months ended March 31, 2009 and 2010 were nil and nil, respectively.

Share-Based Payments

The Company receives employee services in exchange for equity securities of the Company that are based on the fair value of the Company’s equity securities.  The Company uses a fair-value-based method to calculate and account for above mentioned transactions

Value Added Tax

ZST PRC is subject to value added tax (VAT) imposed by the PRC government on its domestic product sales.  VAT rate for the Company is 17%.  The input VAT can be offset against the output VAT.  VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT.  The debit balance represents a credit against future collection of output VAT instead of a receivable.

Fair Value of Financial Instruments

The standard for “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments.  The Company adopts the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

•	Level 1 ─ inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 ─ inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 ─ inputs to the valuation methodology are unobservable and significant to the fair value.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

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

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, ZST PRC is required to appropriate a portion of its retained earnings to statutory reserve.  It is required to appropriate 10% (the proportion is 15% before 2006) of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital.  In general, the statutory reserve shall not be used for dividend distribution purpose.

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amounts of earnings retained in ZST PRC were $15,466,577 at December 31, 2009 and $17,845,136 at March 31, 2010, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes

The Company recognizes deferred tax liabilities and assets when accounts for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

World Orient and Global Asia are BVI registered companies.  There is no income tax for the company domiciled in the BVI.  Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.  Everfair is established in Hong Kong and subject to Hong Kong tax laws.  However, there are no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

ZST PRC is registered at Zhengzhou and is subjected to a unified 25% enterprise income tax rate.

ZST Digital was established under the laws of the State of Delaware and is subject to U.S. federal income tax and franchise tax, instead of income tax, imposed by Delaware State because the Company does not have any operations in Delaware State.  For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.  Since the Company’s preferred stock has the same voting right and dividends right as the common stock does, all outstanding shares of preferred stock are deemed as the equivalent shares of common stock for computing earnings per share purpose.  Stock warrants with the exercise price at $0.0002462 per share issued by the shell company are diluted whereas the stock warrants issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-diluted for computing earnings per share purpose for the three months ended March 31, 2010.  Stock options to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.00 per share and granted on October 20, 2009 are anti-diluted for computing earnings per share purpose for the three months ended March 31, 2010.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Adopted

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codification (“FASB ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009) establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC did not impact the Company’s financial position or results of operations.

FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.” FASB ASC 805 changed accounting for acquisitions that close beginning in 2009.  FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of FASB ASC 805 did not have a material impact on the Company’s financial statements.

FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

FASB ASC 815

Effective January 1, 2009, the Company adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.” FASB ASC 815 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption FASB ASC 815 did not have any impact on the Company’s financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Adopted (Continued)

FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.” FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of FASB ASC 350-30 did not have material impact on the Company’s financial statements.

FASB ASC 470-20

Effective January 1, 2009, the Company adopted FASB ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB ASC 470-20 requires entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FASB ASC 470-20 requires entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FASB ASC 470-20 did not have any impact on the Company’s financial statements.

FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASU 2009-05

Effective January 1, 2010, the Company adopted Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.  If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Adopted (Continued)

FASB ASU 2009-17

Effective January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration.  The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price.  The Company has early adopted ASU No. 2009-13 for the year ended December 31, 2009.  The adoption of ASU No. 2009-13 did not have any impact on the Company’s financial statements.

Reclassification

Certain line items presented on the comparative financial information have been reclassified to conform to the presentation of current financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	March 31,
	2009	2010
		(Unaudited)

Accounts receivables	$18,982,676	$11,648,896
Accounts receivables ─ 10% hold back	5,902,821	6,493,797

	$24,885,497	$18,142,693
Provision	-	-

Accounts receivable, net	$24,885,497	$18,142,693

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	March 31,
	2009	2010
		(Unaudited)

1-30 days	$10,443,577	$7,960,235
31-60 days	8,539,099	2,897,103
61-90 days	-	337,809
91-120 days	-	453,749

	$18,982,676	$11,648,896

Most of accounts receivables of the hold back, for which the customers held for one-year warranty purpose, are aged over 90 days.

NOTE 4 ─ ADVANCE TO SUPPLIERS

In accordance with the purchase contracts, ZST PRC is required to make advance payments to its suppliers to purchase the IPTV set-top boxes and GPS devices, materials and add-on process work. The advances are applied to the total invoice balance upon satisfaction of the goods received by ZST PRC.

For the year ended December 31, 2009, Advances of $7,399,141 represents advances mainly made to two suppliers accounting for 55% and 45%, respectively.  As of March 31, 2010, advances of $7,587,147 represents advances mainly made to three suppliers accounting for 40%, 37% and 22%, respectively.  Total purchases from these three suppliers for the three months ended March 31, 2010 accounted for approximately 7%, 24% and 20% of the total purchases by ZST PRC for the first quarter of 2010.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 ─ INVENTORIES

The inventories are as follows:

	December 31,	March 31,
	2009	2010
		(Unaudited)

Products for sale	$1,245,803	$890,441
Less: Provisions	-	-

Inventories, net	$1,245,803	$890,441

There was no reserve for obsolete inventory for all the periods as the Company has purchased products based on customers’ orders.

NOTE 6 ─PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE

A summary of property, machinery, equipment and software at cost is as follows:

	December 31,	March 31,
	2009	2010
		(Unaudited)

Machinery and equipment	$89,203	$89,352
Electronic equipment	323,992	201,906
Office equipment	39,503	39,569
Vehicles	193,317	193,639
Software	453,402	454,159
Advance for purchase of office space	-	1,630,578

	$1,099,417	$2,609,203
Accumulated depreciation	(223,611)	(247,384)

	$875,806	$2,361,819

The depreciation and amortization for three months ended March 31, 2009 and 2010 were $5,085 and $168,242, respectively.

On March 12, 2010, the Company paid RMB11.1 million, approximately $1,630,578, to purchase office space located in Zhengzhou City of Henan Province, PRC. The building is still under construction and will be available for use at the end of 2010.

NOTE 7 ─ EQUITY TRANSACTIONS

The Company has two types of stock: common stock and preferred stock.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Convertible Preferred Stock.  The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.0001 per share.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ EQUITY TRANSACTIONS (Continued)

Common Stock Transactions in 2009

On January 9, 2009, SRPK 18, Inc. (“SRKP 18”) closed a share exchange transaction (the “Share Exchange”) pursuant to which SRPK 18 (i) issued 806,408 (post-reverse-split) shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.

On January 14, 2009, Zhong Bo, the Company’s Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”), each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management purchased an aggregate of 5,090,315 shares of the Company’s common stock at a per share purchase price of $0.6907 (the “Purchase Right”).  On the balance sheet of ZST PRC at December 31, 2008, there were shareholder loans payable of approximately RMB16 million (approximately US$2,334,400 at December 31, 2008).  In accordance with the arrangement accepted by both ZST Management and the former stockholders of SRKP 18, ZST Management converted the above outstanding shareholder loans of RMB16 million into 2,929,097 shares of common stock to partially complete the obligation under the Common Stock Purchase Agreement in May 2009.  When the private placement closed in May 2009, Everfair paid RMB12 million to ZST Management by using a portion of the proceeds from this private placement to purchase 100% equity of ZST PRC. In turn, ZST Management used the same RMB12 million to fulfill the remaining obligation to purchase 2,161,218 shares of common stock under the Common Stock Purchase Agreement.  For cash flow purposes, the above two transaction were deemed as non-cash transactions.  For financial reporting purpose, these 5,090,315 shares of common stock were deemed issued in the earliest period of financial statements presented.

At December 31, 2008, there were 7,096,390 shares of common stock outstanding and warrants to purchase 7,096,390 shares of common stock with an exercise price of $0.0001 per share outstanding.  In connection with the Purchase Right, the former stockholders of SRPK18 agreed to cancel 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock, resulting in 2,940,000 shares of common stock and warrants to purchase 420,000 shares of common stock issued and outstanding.  After the reverse-split, 1,194,350 shares of common stock and warrants to purchase 170,629 shares of common stock with an exercise price of $0.0002462 per share were held by the former stockholders of SRKP 18. The aforementioned warrants to purchase 170,629 shares of common stock were exercised via cashless exercise in the fourth quarter of 2009 pursuant to the cashless exercise provision in the warrant document.  As a result, the Company did not receive any cash proceeds from issuing an aggregate of 170,616 shares of its common stock to the warrant holders and the remaining warrants to purchase an aggregate 13 shares of common stock were forfeited.

In October 2009, the Company completed a public offering and sold 3,125,000 shares of its common stock at $8.00 per share.  The shares of the Company’s common stock were sold to the public for gross proceeds of approximately $25 million. Deducting all relevant issuing cost, the net proceeds from this offering was $22,015,483.

In connection with the public offering, on October 20, 2009, the Company issued to the underwriters warrants to purchase 156,250 shares of the Company’s common stock at an exercise price of $10 per share.  The warrants have a five-year term and are not exercisable until at least one year from the date of issuance.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — EQUITY TRANSACTIONS (Continued)

Common Stock Transactions in 2010

No common stock transactions occurred during the first quarter of 2010.

Preferred Stock Transaction in 2009

On January 5, 2009, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) whereby it designated 3,750,000 shares of its preferred stock, $0.0001 par value per share, as Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred Stock has a stated value of $3.94 with liquidation preference at (i) 100% stated value plus (ii) any accrued and unpaid dividends, other fees or liquidated damages owing thereon.  Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder at any time and from time to time after the original issue date of the Series A Convertible Preferred Stock, into one share of common stock, at a conversion price equal to the per share purchase price, subject to adjustment as more fully described in the Certificate.  Each share of Series A Convertible Preferred Stock has the right to one vote per share of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock. In accordance with the designation certificate document, each share of Series A Convertible Preferred Stock will be subject to certain adjustments if certain events happen.  If the closing price of the common stock of the Company for each of any ten consecutive trading day period exceeds $8.62 (adjusted after the reverse split) above the effective conversion price and on such date all of the Equity Conditions (as defined in the Certificate) are met, the Company may, within one trading day after the end of any such period, deliver a written notice to all Series A Convertible Preferred Stock holders to cause each holder to convert all or part of such Series A Convertible Preferred Stock.

During the period from January to May 2009, the Company conducted five closings of a private placement transaction (the “Private Placement”).  As a result of the Private Placement, the Company sold an aggregate of 1,263,723 shares of Series A Convertible Preferred Stock at $3.94 per share for gross proceeds of $4,976,953.  Deducting all relevant issuing cost, the net proceeds from the Private Placement were $3,173,634.

In accordance with the standard of “Beneficial Conversion Feature” codified within ASC 470, the Series A Convertible Preferred Stock does not have an embedded beneficial conversion feature (BCF) because the effective conversion price of such shares equals the fair value of the Company’s common stock. The Company determined that the fair value of the common stock at $3.94 per share based on the fact that (1) the common stock is not readily tradable in an open market at the time of issuance, and (2) the Company has recently sold the convertible preferred stock that is convertible into common stock at 1:1 ratio for $3.94 per share in a private placement, therefore the market price of the common stock is $3.94 per share. However, if in the future the Company has a dilutive issuance of securities, as defined in the Series A Convertible Preferred Stock Certificate of Designation, the Company must recognize a beneficial conversion if and when a reset of the conversion price occurs.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — EQUITY TRANSACTIONS (Continued)

Preferred Stock Transaction in 2009 (Continued)

1.
The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and the risks to the host contact. (Additional guidance on applying this criterion to various contracts containing embedded derivative instrument s is included in Appendix A of this statement.)

2.
The contract that embodies both the embedded derivative instrument and the host contract are not measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

3.
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

The Series A Convertible Preferred Stock has a fixed conversion provision of 1 share of preferred stock for 1 share of common stock and is convertible at the option of the holder and automatically upon the occurrence of certain events.  Based upon the above requirement of subtopic 15 of ASC 815, it is clear that any potential embedded derivatives in the Series A Convertible Preferred Stock are clearly and closely related and do not require bifurcation from the host.

The Company evaluated whether or not the Series A Convertible Preferred Stock should be classified as a liability or equity under the standard codified within ASC 480, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities.” The Company concluded that under EITF Topic D-98, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.  Accordingly, the Company classified the Series A Convertible Preferred Stock as permanent equity since there was no deemed liquidation events that require one or more class or type of equity security to be redeemed.

All of the 1,263,723 shares of Series A Convertible Preferred Stock issued during the period from January to May of 2009 were converted to 1,263,723 shares of common stock during the fourth quarter of 2009.

Preferred Stock Transactions in 2010

No preferred stock transactions occurred during the first quarter of 2010.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK OPTIONS

On October 8, 2009, the Company entered into an employment agreement with John Chen, M.D., regarding his employment by the Company as its new Chief Financial Officer (the “Employment Agreement”).  Dr. Chen’s appointment as Chief Financial Officer was effective upon the pricing date of the Company’s public offering, which was on October 20, 2009 (the “Effective Date”).  Pursuant to the Employment Agreement, Dr. Chen was granted options to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share and exercisable until October 20, 2014.  The options are immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company which will lapse as follows: 50% of the options and shares will vest six (6) months after the Effective Date and the remaining 50% will vest twelve (12) months after the Effective Date.

The Company determined the fair value of the stock options granted was $172,863 using the Black-Scholes option-pricing model with risk-free interest rate of 0.39%, warrant life is the contractual term of five years, expected volatility of 133% and zero expected dividends.  The Company amortized the fair value of stock options granted as compensation over a period of 12 months.  Accordingly, the share-based compensation was $42,624 for the three months ended March 31, 2010.

NOTE 9 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Three Months Ended March31,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$1,246,358	$1,969,655
Net income used in computing diluted earnings per share	$1,246,358	$1,969,655

Denominator:
Weighted average shares of common stock outstanding – basic	7,641,573	11,650,442
Potential diluted shares from stock warrants granted	155,356	-
Weighted average common share outstanding – diluted	7,796,929	11,650,442

Basic earnings per share	$0.16	$0.17
Diluted earnings per share	$0.16	$0.17

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SEGMENT REPORTING

Taking into consideration of operating activities, the Company currently conducts businesses in two segments: (i) Cable TV program distribution related equipment; and (ii) GPS devices and services.  As the Company’s current operations are based only in Henan Province of China, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Three Months Ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Sales of Cable TV Equipments:
Revenue	$17,760,628	$14,275,092
Cost	14,844,279	11,133,978
Gross margin	16%	22%

Sales of GPS Devices:
Revenue	$-	$2,152,811
Cost	-	1,690,811
Gross margin	-	21%

GPS Related Service:
Revenue	$-	$620,375
Cost	-	49,497
Gross margin	-	92%

Total revenue	$17,760,628	$17,048,278
Total cost	14,844,279	12,874,286
Overall gross margin	16%	24%

NOTE 11 — LONG TERM PREPAYMENTS

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Mr. Zhong Lin, the Chief Operating Officer of the Company, a member of Board of Directors of the Company, and son of Mr. Zhong Bo, CEO and Chairman of the Board of Directors of the Company (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”).  The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company within 10 days of the Disqualifying Termination Date.  For the three months ended March 31, 2010, the amortization of this long-term prepayment was $35,710.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LONG TERM PREPAYMENTS (Continued)

On October 28, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, the Company also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide the Company with certain professional and business development services in order to aid and augment the Company’s business development efforts.  The term of the Services Agreements is 24 months.  The Company paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29.  The amortization of this long-term prepayment was $194,769 for the three months ended March 31, 2010.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, COSTS ASSOCIATED WITH FINANCING NEW PRODUCTS; OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF OUR CURRENT CUSTOMER BASE; COMPETITION; OUR ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF OUR PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE OUR GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF OUR INTELLECTUAL PROPERTY AND INTELLECTUAL PROPERTY DISPUTES; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; CONTROL OF OUR MANAGEMENT AND AFFAIRS BY PRINCIPAL STOCKHOLDERS

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY’S MOST RECENT ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2010 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.  WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

Investment in our common stock involves risk. You should carefully consider the investing risks before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this prospectus, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

The following discussion relates to the financial condition and results of operations of ZST Digital Networks, Inc. (the “Company”) and its wholly-owned subsidiary World Orient Universal Limited, a company organized under the laws of the British Virgin Islands (“World Orient”), its wholly-owned subsidiary, Global Asia Universal Limited, a company organized under the laws of the British Virgin Islands (“Global Asia”), its wholly-owned subsidiary Everfair Technologies, Ltd., a company organized under the laws of Hong Kong (“Everfair”), and its wholly-owned subsidiary Zhengzhou Shenyang Technology Company Limited, a company organized under the laws of the People’s Republic of China (“ZST PRC”).  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes included in this report.

We conduct our business principally through the operations of ZST PRC, which is based in Zhengzhou City of Henan Province where our headquarter is located.

ZST PRC was established in Zhengzhou under the laws of the People’s Republic of China (the “PRC”) on May 20, 1996.  After the share exchange and stock purchase transactions incurred in January 2009, ZST PRC became a foreign investment company in China with an operating life of 30 years since November 10, 2008.  As of March 31, 2010, ZST PRC had approximately 96 full-time employees.

The other three companies, our wholly-owned subsidiaries World Orient, Global Asia, and Everfair, have no operating activity.

Executive Summary of Financial Position and Operating Results

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Total revenue was $17.0 million, a slight decrease of 4% compared to the first quarter of 2009.
•
Gross profit for the first quarter 2010 was $4.2 million, an increase of 43% compared to the first quarter 2009.  Gross profit margin for the first quarter 2010 was 24%, compared to 16% for the first quarter 2009.

•	Net income for the first quarter 2010 was $2.0 million, an increase of 58% compared to the first quarter of 2009.
•	Net income to revenue ratio for the first quarter of 2010 was 12%, compared to 7% for the first quarter 2009.

•
Basic and diluted earnings per share were both $0.17 for the first quarter of 2010, an increase of $0.01 compared with $ 0.16 for basic earnings and diluted earnings per share for the first quarter of 2009.

Overview

Business Summary

We are principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China.  We offer a range of cable television devices and related networking products, including Internet protocol television (“IPTV”) set-top boxes, which integrate Internet, multi-media, and communication technologies, and provide residential and commercial customers with high definition digital multi-media service, as well as facilitate to choose video programs offered by the network video providers on broadband IP network; and power supplies, remote controls, and other devices and accessories.  Our product sales also include a line of fiber-optic receivers, which convert a fiber-optic transmission into digital RF signals that are amplified and distributed through an optical cable system; optical transmitters that are used in the transmission of cable system front optical fiber signal; and cable transmission amplifiers, which enhance the signal quality in cable networks.

We purchase the products specified by our customers from suppliers on a turnkey basis, which means that our suppliers deliver fully assembled and tested products based on our proprietary designs.  The assembled products are delivered to our facilities for final system quality control testing against product specifications and product configuration, including software installation.  The use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of products we are selling.  This model also allows us to significantly reduce capital requirements.  We work closely with our suppliers to manage costs and delivery times, and we have not experienced material delays in the delivery of products we have ordered.

We also provide installation services related to system equipment ordered by local broadcasting TV bureaus and cable network operators through a network of distributors and resellers in Henan Province.  Our customer base covers more than 20 regional cities and counties.  In addition, we offer security and monitoring services, including design, installation, and implementation of various devices, such as coding and decoding devices, digital cameras, and matrix exchanges; and cable services, which include networking in buildings.

Since the fourth quarter of 2009, we began providing GPS location and tracking services to third parties, mainly automobile sales companies, with which we plan to participate in the GPS service provider business through establishing a partnership with China Unicom, a wireless network provider.  In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services to third parties.

We expect that for the foreseeable future that the source of revenue for our business will be from selling network system equipment and set-top boxes to cable system operators and residential users.  There are 118 counties within Henan Province whereas we currently serve only 26 counties.  Consequently, we believe there is opportunity for future growth.  In the future, we may expand our business activities beyond the border of Henan Province.  Since we believe that the broadcasting and TV bureau at the provincial level is planning to redesign and enhance the entire network system in the entire Henan province, we perceive that there are potential business opportunities in biding these potential projects.

We expect that our profitability will be adversely affected by the business expenses associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a publicly-traded company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  While we are striving for the growth of our business, we also intend to focus on measures to control operational costs and expenses.

Recent Events

Retention Agreement/Consulting and Personal Services Agreements

On November 14, 2009 (the “Effective Date”), we entered into a Retention Agreement with Zhong Lin, our Chief Operating Officer and a member of our board of directors (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with us for a period of 24 months from the Effective Date (the “Expiration Date”).  We advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to us within 10 days of the Disqualifying Termination Date.

On December 30, 2009, we entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, we also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide us with certain professional and business development services in order to aid and augment our business development efforts.  The term of the Services Agreement is 24 months.  We paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We are unable to predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition

We derive revenues principally from sale of products related to Cable TV program distribution related system which include digital Cable TV network equipments and IPTV set-top boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

Revenue is recognized when the risk and rewards are transferred, delivery has occurred or the services have been rendered, persuasive evidence of any arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria as they apply to standalone sale of digital Cable TV network equipments, IPTV set-top boxes, and GPS devices, and the sale of GPS devices with installation service, and provision of technical services are as follows:

Sales of Digital Cable TV Network Equipments and GPS Devices

We recognize revenues from the sale of digital Cable TV network equipments and GPS devices when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations with customers.

Sales of IPTV Set-Top Boxes

We recognize revenues from the sale of IPTV set-top boxes when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.

Pursuant to the terms of our IPTV set-top boxes sales contracts, we have allowed our customers to hold back 10% of total contract price until the end of one year after delivery of products for warranty purpose.  We recognizes the total contract amount as revenue based on the following reasons: (i) the customer’s obligation to pay 10% of the total contract amount is not contingent on the resale of the product shipped; (ii) we do not have significant obligation for future performance to directly bring about resale of the products shipped other than replacement of defective products due to hardware defects in materials and workmanship which, in turn, will be borne by our supplier; (iii) the customer purchasing the products sold by us has economic substance apart from the products provided by us; and (iv) the amount of future returns can be reasonably estimated based on the historical return experience whereas we do not have any historical return experience.

Revenue from selling all products is recognized netting of value added tax imposed by Chinese government.

Multiple Deliverable

In October 2009, we started to sell GPS devices in conjunction with subscription service and installation service.  We generally recognize revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  We sell the subscription services to customers with terms of the service contracts offered ranges from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription services are deferred and recognized over the life of the service contract upon activation.

In instances where we sell a GPS device unit along with subscription service and/or installation service, we recognize revenue related to the combined sale by allocating between the two or three deliverables using the relative selling price method determined by using the hierarchy of the following principles: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when we sell the deliverable separately and it is the price actually charged by us.

Sales of Services

Revenue is recognized when services are rendered.  The prepayments received for GPS subscription services are treated as deferred revenue which will be recognized over the terms of service contacts.

Warranty Liabilities

We have a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% defects or the products are not delivered on time.  We determine that warranty costs related to products sold are minimal in monetary terms based on its historical return experience.  In the event of defective product returns, we have the right to seek replacement of such returned units from its supplier.  Based on the purchase agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year.  Based on these facts, we record warranty cost as incurred.

Regarding warranty related to GPS devices, we have a policy that provides coverage on repairs of our GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectation of future conditions.  We did not incur warranty costs for the three months ended March 31, 2010 and for the year ended December 31, 2009.  Based on these facts, we records warranty cost as incurred.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Provisions for doubtful accounts are charged to general and administrative expenses.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of March 31, 2010 and December 31, 2009.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Income Taxes

We recognize deferred tax liabilities and assets when accounts for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

ZST Digital Networks, Inc. was established under the laws of the State of Delaware and is subject to U.S. federal income tax and state franchise tax.  For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which we intend to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the overseas earnings if they were remitted as dividends, or lent to us, or if we should sell its stock in the subsidiaries.

Recently Issued Accounting Pronouncements Adopted

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codification (“FASB ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009) establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC, we have updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC did not impact our financial position or results of operations.

FASB ASC 805

Effective January 1, 2009, we adopted FASB ASC 805, “Business Combinations.”   FASB ASC 805 changed accounting for acquisitions that close beginning in 2009.  FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of FASB ASC 805 did not have a material impact on our financial statements.

FASB ASC 805-20

Effective January 1, 2009, we adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.”  FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

FASB ASC 815

Effective January 1, 2009, we adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.”  FASB ASC 815 requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption FASB ASC 815 did not have any impact on our financial statements.

FASB ASC 350-30

Effective January 1, 2009, we adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.”  FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of FASB ASC 350-30 did not have material impact on our financial statements.

FASB ASC 470-20

Effective January 1, 2009, we adopted FASB ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FASB ASC 470-20 requires entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FASB ASC 470-20 requires entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FASB ASC 470-20 did not have any impact on our financial statements.

FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on our consolidated financial position or results of operations.

FASB ASU 2009-05

Effective January 1, 2010, we adopted Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.  If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance.  The adoption of ASU 2009-05 did not have any impact on our financial statements.

FASB ASU 2009-17

Effective January 1, 2010, we adopted ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The adoption of ASU 2009-05 did not have any impact on our financial statements.

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration.  The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price.  The Company has early adopted ASU No. 2009-13 for the year ended December 31, 2009.  The adoption of ASU No. 2009-13 did not have any impact on the Company’s financial statements.

Results of Operations

Comparison of Three months Ended March 31, 2009 and 2010

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment; and provision of GPS devices and related location and tracking services. The total revenue can be divided by business line as follows:

	Three Months Ended March 31,
	2009	2010
Sales Revenue:
Sales of cable TV equipments	17,760,628	14,275,092
Sales of GPS devices	-	2,152,811
Revenue from sales of goods	17,760,628	16,427,903
Revenue from service:
GPS related service	-	620,375
Total revenue	17,760,628	17,048,278

Overall our revenue was $17 million for the first quarter of 2010, representing a decrease of $712,000 or a 4% decrease in comparison with $17.8 million for the first quarter of 2009.  Revenue from Cable TV equipment sales for the current quarter was decreased by almost 20% compared to the comparable 2009 fiscal period whereas the reduction of revenue was offset by newly added GPS product sales of approximately $2.2 million and $620,000 of newly added GPS service.  We started GPS related businesses in October 2009.  Consequently, there was no comparison of GPS business related revenue between the first quarter of 2010 and 2009.

Cable TV Related Equipment:

We sell two types of Cable TV related equipments: digital Cable TV network equipments and IPTV (internet protocol television) set-top Boxes.  Net revenue from these two product lines was as follows:

	Three Months Ended March 31,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	11,724,578	7,190,561
Sales of cable TV network equipments	6,036,050	7,084,531
Total	17,760,628	14,275,092

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $7.2 million, a decrease of $4.5 million or a 39% decrease compared with $11.7 million for the same quarter in 2009.  The decrease in sales of IPTV set-top boxes was the result of decreases both in sales price and volume for High Definition set-top boxes, offset by $2.2 million in revenue from the sales of Standard Definition set-top boxes introduced in the first quarter of 2010.

During the first quarter of 2009, we sold only High Definition IPTV set-top boxes, primarily to users in the larger regional cities in Henan Province.  The average selling price of these models decreased by approximately 19% during the first quarter of 2010 compared to the average selling price during the same period in 2009. This decline led to a negative impact of $2.2 million on sales revenue, without taking into consideration changes in volume.  Concurrently, sales volume of High Definition set-top boxes decreased by approximately 47% compared to the same quarter of 2009, which led to a negative impact of $5.57 million on sales revenue. The overlapping impact of changes in volume and average selling price is approximately $1.05 million.  The decrease in selling price and sales volume resulted in the net decrease of approximately $6.7 million in the sales of High Definition set-top boxes.

We launched the Standard Definition IPTV set-top boxes line with a comparatively lower average selling price in the first quarter of 2010 for the purpose of capturing additional market share in rural cities and counties.  The sales of Standard Definition products accounted for 53% in quantity of total IPTV set-top box sold during the first quarter of 2010.  We believe the sales mix of High Definition IPTV set-top boxes and Standard Definition set-up boxes will approach half-and-half in quantity on a going forward basis.

Sales of cable TV network equipments

Sales of cable TV network equipments amounted to $7.1 million for the first quarter of 2010, an increase of $1.1 million or 18% compared with $6.0 million for the same period of 2009.  The increase in sales of cable TV network equipments is in line with the trend of our business operations when regional TV broadcast stations are upgrading their broadcast systems to expand coverage to suburban areas and township areas.

GPS Products:

We entered into GPS related business since the fourth quarter of 2009 and there was no revenue from GPS operations in the first quarter of 2009.

Revenue from sales of GPS devices was $2.2 million for the first quarter of 2010 while GPS related service fees contributed $0.6 million in revenues for the same period.  GPS related services include installation service and subscription service for tracking and location.

Cost of Sales

Our cost of sales is driven primarily by the procurement costs, given the fact that our products sold to our customers are purchased from our suppliers on a turnkey basis.  Total cost of sales was $12.8 million in the first quarter of 2010, compared with $14.8 million during the same period in 2009, representing a decrease of approximately $2.0 million or a 13% decrease in cost of sales.  For the first quarter of 2010, cost of sales related to cable TV equipment sold and GPS devices sold was $11.1 million and $1.7 million, and represented 87% and 13% of total cost of sales, respectively.

The decrease in cost of products sold was primarily attributable to the decrease of acquisition cost for High Definition set-top boxes.  The acquisition costs for the 95,000 units of High Definition set-top boxes sold in 2009 was approximately $9.8 million whereas the acquisition costs for the 51,200 units of High Definition set-top boxes sold in the first quarter of 2010 was $4.1 million.  Except for impact of decrease in purchase volume, purchase price of High Definition products dropped approximately by 20% compared with the same period of 2009. The decrease in purchase price of High Definition products is deeper than decrease in selling price, which contributed to an improvement of our overall gross profit.

Regarding the cost of other Cable TV equipment sold, our cost of system equipment increased by $659,000.  Due to the newly added GPS products sold, the corresponding cost of products sold was $1.69 million whereas the cost of products sold from selling Standard Definition set-top boxes was $1.3 million.  We do not perform analysis and discussion about the above products sold in the first quarter of 2010 as there were no such products sold during in the same period of 2009.

Cost of service was $0.05 million in the first quarter of 2010, which mainly consists of salary for the support staff and depreciation of GPS related equipments.

Gross Margin

Gross margin for the first quarter of 2010 was 24% compared with gross margin of 16% for the same period of 2009.

The gross margin on the service revenue recognized for the first quarter of 2010 was 92%, while there was no service revenue incurred during the same quarter of 2009.  Since the service revenue amounted only 3.6% of total revenue, the high gross margin on service revenue did not have material effect on the overall gross margin for the first quarter of 2010.

The overall gross margin in sales of products was 22% for the first quarter of 2010 compared with 16% for the same period of 2009.

The gross margin in sales of cable TV networks was 19% in the first quarter of 2010 compared with 16% for the first quarter of 2009.  The gross margin in sales of IPTV set-top boxes was 25% in the first quarter of 2010 compared with 17% in the first quarter in 2009. Our newly launched Standard Definition set-top boxes contributed a high gross margin of 40% in the first quarter of 2010, while the High Definition products had a gross margin of 18% compared with 17% in the same period of 2009.

The gross margin in sales of GPS device was 21% for the first quarter of 2010, which is slightly lower than the overall gross margin in sales of products.

Selling Expense

Selling expense was $267,000 for the first quarter of 2010, representing an increase of $248,000 compared with $19,000 for the first quarter of 2009.  During the first quarter of 2010, we spent $176,000 on promotion activities for our GPS business.  The remaining $91,000 consists mainly of shipping costs, after-sale service, and salary of sales staff.  Selling expense in the first quarter of 2009 contained only salary expenses.

As a percentage to total revenue, selling expenses accounted for 2% and 0.1% for the first quarter of 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $236,000 for the first quarter of 2010 compared to nil in the first quarter of 2009.  Among research and development expenses incurred in the first quarter of 2010, $145,000 was related to module expenses for development of GPS devices; the remaining $91,000 is primarily attributed to amortization of GPS related technologies, as well as software, and salaries for R&D staff.  We did not have a separate research and development department until June of 2009.  As a result, no expense was allocated as research and development expense for the first quarter of 2009.

As a percentage to total revenue, research and development expense accounted for 1.4% and nil for the first quarter of 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $731,000 for the first quarter of 2010, representing an increase of $375,000 or a 105% increase, compared with $356,000 for the same period of 2009.  General and administrative expense consists mainly of salary expense, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to increase in salary expense and consulting service fee.  On November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000 that is amortized though the life of the agreement; as a result, the salary expense for the first quarter of 2010 amounted to $241,000, compared to $64,000 during the first quarter of 2009.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which will be amortized during the following 24 months.  Other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 4% and 2% for the first quarter of 2010 and 2009, respectively.

Merger Cost

Merger cost occurred for the first quarter of 2009 was $567,000, which were expenses paid during the process of reverse acquisition and private placement. There was no such merger activity and no merger cost occurred for the first quarter of 2010.

Interest Income (Expense)

Interest income was $2,000 for the first quarter of 2010, compared with income expense of $81,000 for the first quarter of 2009.  We paid off all the loans from the bank in the first half year of 2009 and no interest expense occurred in the first quarter of 2010.

Income Tax Provision

Income tax provision for the first quarter of 2010 was $973,000, an increase of $322,000 or 49%, compared with $651,000 for the first quarter of 2009.  The increase of income tax provision was the result of the increase in income before tax, which was the result of increase in gross profit, and which was the result of increase in gross margin.

As a percentage to total revenue, income tax provision accounted for 6% and 4% for the first quarter of 2010 and 2009, respectively.

Net Income

Net income was nearly $2.0 million for the first quarter of 2010, an increase of $0.7 million or 54%, compared with $1.3 million for the first quarter of 2009.

Earnings per Share

Basic earnings per share were $0.17 for the first quarter of 2010, an increase of $0.01 compared with $0.16 for the first quarter of 2009.  The increase in earnings per share was a result of the increase in net income while offset in part by the increase in basic weighted average shares outstanding, which were 11,650,442 shares and 7,641,573 shares, respectively, for the first quarter of 2010 and 2009.  Of the aforementioned 7,641,573 weighted average shares outstanding, we included the equivalent outstanding shares from the outstanding shares of preferred stock.  The shares of preferred stock had the same voting right and dividends right as the shares of common stock; therefore, these shares were deemed as the equivalent shares of common stock for computing earnings per share purpose.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $20.8 million and $13.6 million, respectively.  Our working capital was approximately $46.7 million and $45.9 million, respectively, as of March 31, 2010 and December 31, 2009.  The increase in cash and cash equivalents was mainly contributed to operating activities.

Our operations historically have been financed through the issuance and sale of equity securities, specifically through proceeds from private placements and public offering of our shares of common stock. For the first quarter of 2010, the cash provided by operating activities became main capital resources.  We did not have material capital commitments as of March 31, 2010.  The cash and cash equivalents is enough to meet our day-to-day requirements at current operating level.  We may need to seek for external financing resources to supplement operating cash flows if we successfully expand our GPS related business rapidly.

For the three months ended March 31, 2010, net cash provided by operating activities was $8.7 million, which represented an increase of $9.0 million as compared to the net cash used in operating activities of $0.3 million for the same period of the prior year.  Of the $9.0 million increase, net income contributed $0.7 million, non-cash items contributed $0.2 million and changes in operating assets and liabilities contributed $8.1 million.  Of the non-cash items, depreciation and amortization increased $0.2 million.

Cash flow from changes in operating assets and liabilities increased approximately $8.1 million, as compared to the negative cash flow of $1.5 million from changes in operating assets and liabilities for the same period of the prior year.  Of the $8.1 million increase, $17.3 million was attributable to the change of cash flow from accounts receivable due to the improvement in our cash collection cycle.  The increase in advances to suppliers for the first quarter 2010 compared with the same period in 2009 was $2.4 million.  The decrease in accounts payable for the first quarter 2010 compared with the same period in 2009 was $6.4 million.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different business lines. For cable TV related sales, we typically provide 30 to 90 day’s credit terms; for GPS device sales, the credit terms we provide are much shorter, some customers were requested to pay in full before delivery; and all GPS subscription service fee were received on prepayment basis.  The credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we will advance 20% of total purchase order amount to our suppliers, and pay in full within 30 days on receipts of products purchased.

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2010, which was advance payment for acquisition of office space.  The $1.7 million net cash used in investing activities in the first quarter of 2009 was advance payment made to shareholders of ZST PRC, which was refunded in the second quarter.

There was no financing cash flow during the first quarter of 2010; while net cash provided by financing activities was $2.7 million during the same period of 2009.  We conducted three closings of a private placement transaction and received net proceeds of $2.9 million by sales of 911,055 shares of Series A Convertible Preferred Stock.  Then we repaid $0.2 million of short term bank loan using the proceeds from private placement.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 31, 2010 and all of the information contained in our public filings before deciding whether to purchase our common stock.  There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, we completed our public offering of common stock in which we sold 3,125,000 shares of common stock at an issue price of $8.00 per share.  The SEC declared the registration statement for the public offering, File No. 333-160343 effective on October 20, 2009. We raised a total of approximately $25 million in gross proceeds from our public offering, or approximately $22 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $3 million.  As of May 14, 2010, we have used approximately $10 million of such proceeds for working capital purposes to finance our existing operations.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

ZST DIGITAL NETWORKS, INC.

Date: May 14, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: May 14, 2010	By:	/s/ John Chen
John Chen Chief Financial Officer