Form 10-K/A
period 2009-12-31
ZST Digital Networks, Inc.
filed 2010-05-18
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K filed by ZST Digital Networks, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as amended by the Amendment No.1 on Form 10-K/A filed with the SEC on April 30, 2010 (the “Original Filing”), is being filed to reflect revisions to Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Financial Statements and Supplementary Data.

The Company has revised its financial statements for the year ended December 31, 2009 and as of December 31, 2009 to reflect various adjustments to account for restatements made due to an error in the accounting record of warrants exercised and Series A Convertible Preferred Stock converted during the period, resulting in an understatement of the Company’s common stock issued and outstanding for the period as well as a misstatement of the Company’s basic and diluted earnings per share.

This Form 10-K/A only amends information in Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 8 (Financial Statements and Supplementary Data).  Other Items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

ZST DIGITAL NETWORKS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K/A, including in the documents incorporated by reference into this Annual Report on Form 10-K/A, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

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

Monitoring and Cable Services

We offer security and monitoring services which involves the installation of monitoring systems in buildings, including the design and implementation of various devices, such as coding and decoding devices, digital cameras and matrix exchanges. We also offer cable services and provides networking throughout buildings with proper devices and components, such as welding machines, optical digital audio machines, and audio and video distributors.

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

Research and Development

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements. To date, we have engaged in modest research and development activities and much of our expenditures on research and development have been reimbursed by the local government. We believe that the engineering and technical expertise of our management and key personnel has allowed us to efficiently and timely identify and bring new products to market for our customers. However,  we believe that substantial additional research and development activities are important to allowing us to offer technologically-advanced products to serve a broader array of customers. We expect that our research and development budget will substantially increase as the scope of our operations expands and as we have access to additional working capital to fund these activities.

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

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Annual Report on Form 10-K/A before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Annual Report on Form 10-K/A.

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

The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, World Orient ,   Global Asia and EverFair. We, World Orient, Global Asia and EverFair all have members of management located in China. If the PRC tax authorities determine that we, World Orient ,Global Asia or EverFair is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.

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

Consolidated Statements of Operations (U.S. Dollars in Thousands, except per share amounts)
			For the Year Ended
			December 31,
	2009	2008	2007	2006	2005
					(unaudited)

Revenue	$100,414	$55,431	$28,717	$5,650	$2,129
Cost of goods sold	83,333	45,594	23,221	4,478	1,501
Gross Profit	17,081	9,837	5,496	1,172	628

Operating Costs and Expenses
Selling expenses	364	146	3	19	57
Depreciation	13	21	44	42	26
General and administrative	1,888	1,006	715	230	-
Merger cost	567	-	-	-	-
Research and development	221	-	89	-	304
Total operating costs and expenses	3,053	1,173	851	291	387
Income from operations	14,028	8,664	4,645	881	241

Other income (expenses)
Gain on disposal of assets	-	(11)	-	48	-
Interest income	59	10	3	-	44
Interest expense	(156)	(339)	(196)	(12)	(7)
Imputed interest	(31)	(71)	(70)	(20)	-
Government grant	380	-	-	-	-
Sundry income (expense), net	(16)	(11)	-	55	-
Total other income (expenses)	236	(422)	(263)	71	37

Income before income taxes	14,264	8,242	4,382	952	278
Income taxes	(4,085)	(2,133)	(1,515)	(314)	(92)

Net income	$10,179	$6,109	$2,867	$638	$186

Basic earnings per share	$1.16	$1.04	$0.49	$0.11	$0.03

Weighted average shares outstanding, basic	8,776,491	5,896,723	5,896,723	5,896,723	5,896,723

Diluted earnings per share	$1.16	$1.04	$0.49	$0.11	$0.03

Weighted average shares outstanding, diluted	8,776,491	5,896,723	5,896,723	5,896,723	5,896,723

Consolidated Balance Sheets (U.S. Dollars in Thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
					(unaudited)
Total current assets	$48,223	$17,270	$16,918	$8,069	$3,103
Total assets	50,128	17,304	16,980	8,150	4,189
Total current liabilities	2,348	8,321	14,413	6,381	1,786
Total liabilities	2,348	8,321	14,413	6,381	2,042
Total stockholders' equity	47,780	8,983	2,567	1,769	2,147

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

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company ,  this standard was effective beginning April 1, 2009.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. Early adoption is permitted. The Company has adopted the standard and it did not have a material impact on the Company’s consolidated results of operations or financial condition, as the Company did not have a significant amount of sales that contain multiple elements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain undelivered software components that are not essential to the product’s functionality.

Results of Operations

The following table sets forth information from our statements of operations for the fiscal years ended December 31, 2009, 2008 and 2007 (in thousands):
	For the Year Ended
	December 31,
	2009	2008	2007

Revenue	$100,414	$55,431	$28,717
Cost of goods sold	83,333	45,594	23,221
Gross Profit	17,081	9,837	5,496

Operating Costs and Expenses
Selling expenses	364	146	3
Depreciation	13	21	44
General and administrative	1,888	1,006	715
Merger cost	567	-	-
Research and development	221	-	89
Total operating costs and expenses	3,053	1,173	851
Income from operations	14,028	8,664	4,645

Other income (expenses)
Gain on disposal of assets	-	(11)	-
Interest income	59	10	3
Interest expense	(156)	(339)	(196)
Imputed interest	(31)	(71)	(70)
Government grant	380	-	-
Sundry income (expense), net	(16)	(11)	-
Total other income (expenses)	236	(422)	(263)

Income before income taxes	14,264	8,242	4,382
Income taxes	(4,085)	(2,133)	(1,515)

Net income	$10,179	$6,109	$2,867

Basic earnings per share	$1.16	$1.04	$0.49

Weighted average shares outstanding, basic	8,776,491	5,896,723	5,896,723

Diluted earnings per share	$1.16	$1.04	$0.49

Weighted average shares outstanding, diluted	8,776,491	5,896,723	5,896,723

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

Other general and administrative expenses, which include wage, benefit, utility, consulting, turnover taxes, professional fees and other expenses, were $1,901,023 for the year ended December 31, 2009, an increase of $874,164, or 85%, compared to $1,026,859 for the same period in 2008. The increase was primarily due to the Company’s expanded operations and revenue base as well as additional expenses incurred as result of being a publicly reporting company in the United States.  In addition, during the quarter ended December 31, 2009, we entered into a 24 month consulting arrangements to broaden our marketing effort.  During the same period, we also entered into a 24 month retention bonus arrangement with our Chief Operating Officer .

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

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.
	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	$30,347	$28,628	$23,679	$17,761	$100,414
Operating Income	4,198	4,454	3,400	1,945	14,028
Net Income	3,078	3,292	2,652	1,246	10,179
Net Income Per Share	0.28	0.39	0.15	0.07	1.16
Basic and Diluted	0.28	0.39	0.15	0.07	1.16

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$14,443	$15,209	$12,263	$13,515	$55,431
Operating Income	1,994	4,454	1,845	2,394	8,663
Net Income	1,302	1,682	1,403	1,723	6,108
Net Income Per Share	0.22	0.29	0.10	0.12	0.82
Basic and Diluted	0.22	0.29	0.10	0.12	0.82

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to ZST Digital Networks, Inc.’s Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Annual Report on Form 10-K/A.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K/A, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective in that we could not assure that that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are ineffective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

Name and Position	Year	Salary	Bonus		All Other Compensation	Total

Zhong Bo (1)	2009	$14,941	$—		$—	$14,941
Chief Executive Officer and	2008	6,594	—		—	6,594
Chairman of the Board	2007	6,297	—		—	6,297

John Chen (2)	2009	$37,500	$10,274	(3)	$—	$47,774
Chief Financial Officer	2008	—	—		—	—
	2007	—	—		—	—

Zeng Yun Su (4)	2009	$9,153	$—		$—	$9,153
Former Chief Financial Officer	2008	—	—		—	—
and Former Corporate Secretary	2007	—	—		—	—

Richard Rappaport (5)	2009	$—	$—		$—	$—
Former Chief Executive Officer	2008	—	—		—	—
and Former Director	2007	—	—		—	—

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

(4)	Mr. Zeng resigned as Chief Financial Officer of the Company effective on October 20, 2009 and as Corporate Secretary of the Company effective on December 11, 2009.

(5)	Mr. Rappaport resigned from all positions with the Company upon the closing of the Share Exchange on January 9, 2009.

Grants of Plan-Based Awards in 2009

The following table summarizes our awards made to our named executive officers in 2009.

Name	Grant Date (1)	Number of Shares of Common Stock Underlying Options	Exercise of Base Price of the Options Award ($/Sh)	Grant Date of Fair Value of Stock and Options Awarded ($)(1)
Zhong Bo Chairman of the Board and Chief Executive Officer	—	—	—	—
John Chen Chief Financial Officer (1)	10/20/2009	25,000	$8.00	$172,863

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

Outstanding Equity Awards at 2009 Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Zhong Bo Chairman of the Board and Chief Executive Officer	—	—	—	—	—
John Chen Chief Financial Officer (1)	25,000	—	—	$8.00	10/20/2014

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

Director Independence

See the section entitled “Directors, Executive Officers and Corporate Governance” beginning on page 52 for a discussion of board member independence.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K/A.

2. Financial Statement Schedules:  None.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

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

4.1
Form of Warrant dated January 3, 2007 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form 10-SB (File No. 000-52934) filed with the Securities and Exchange Commission on November 26, 2007).

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

10.17	Retention Agreement dated November 14, 2009 by and between the Registrant and Zhong Lin.

10.18	Employment Agreement dated December 13, 2009 by and between the Registrant and Zhong Bo.

10.19	Employment Agreement dated December 14, 2009 by and between the Registrant and Zhong Lin.

10.20	Employment Agreement dated December 13, 2009 by and between the Registrant and Xue Na.

10.21	Consulting Agreement dated December 30, 2009 by and between the Registrant and Finance Access, Inc.

10.22	Professional Services Agreement dated October 28, 2009 by and between the Registrant and Fabulous Worldwide Limited.

10.23	Professional Services Agreement dated October 28, 2009 by and between the Registrant and Practical Worldwide Limited.

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZST DIGITAL NETWORKS, INC. (Registrant)

May 18, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	May 18, 2010
Zhong Bo	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer	May 18, 2010
John Chen	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	May 18, 2010
Zhong Lin

/s/ Xue Na		May 18, 2010
Xue Na	Director and Corporate Secretary

/s/ Yang Ai Mei		May 18, 2010
Yang Ai Mei	Director

/s/ Tian Li Zhi		May 18, 2010
Tian Li Zhi	Director

/s/ Sheng Yong		May 18, 2010
Sheng Yong	Director

/s/ Liu Hui Fang		May 18, 2010
Liu Hui Fang	Director

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2009

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-34

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ZST Digital Networks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ZST Digital Networks, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, consolidated cash flows and consolidated changes in stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2009 and the related statements of operations and statement of stockholders’ equity and comprehensive income for the year then ended have been restated.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2010 (except Footnote 18, 19, 20, 22 and 24 dated May 13, 2010)

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2009 and the related statements of operations and statement of stockholders’ equity and comprehensive income for the year then ended have been restated.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2010 (except Footnote 18, 19, 20, 22 and 24 dated May 13, 2010)

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In U.S. Dollars)

	December 31,	December 31,
	2009	2008
	(Restated)
Assets
Current assets
Cash and cash equivalents	$13,627,992	$1,134,954
Trade receivables, net (Note 4)	24,885,497	12,322,099
Employee advances (Note 6)	-	6,307
Inventories, net (Note 5)	1,245,803	775,185
Advances to suppliers (Note 12)	7,399,141	3,024,668
Prepaid expenses and other receivables	1,064,499	6,968
Total current assets	48,222,932	17,270,181
Prepaid expenses and other receivables – long term	858,609
Property and equipment, net (Note 7)	467,744	34,148
Intangible asset, net (Note 8)	579,184	-
Total assets	$50,128,469	$17,304,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$700,940	$1,270,096
Deferred revenues	376,586	-
Customer deposit	-	1,467
Accrued liabilities and other payable	184,901	501,176
Various taxes payable	403,622	188,539
Short-term loans (Note 9)	-	3,931,991
Employee security deposit payable	67,815	8,911
Wages payable	66,370	59,501
Corporate tax payable (Note 13)	547,917	-
Due to related parties (Note 11)	-	2,359,728
Total current liabilities	2,348,151	8,321,409

Commitments and contingencies (Note 14)	-	-

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 7,513,723 shares undesignated, 0 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively (Note 18)	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 2,486,277 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $0 at December 31, 2009 (Note 18)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 5,896,723 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively (Note 1 and Note 17)	1,165	590
Additional paid-in capital	30,677,932	1,488,924
Accumulated other comprehensive income	20,085	590,839
Statutory surplus reserve fund (Note 10)	3,328,345	1,491,963
Retained earnings (unrestricted)	13,752,791	5,410,604
Total stockholders' equity	47,780,318	8,982,920
Total Liabilities and Stockholders' Equity	$50,128,469	$17,304,329

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2009	2008	2007
	(Restated)
Revenue
Sales of goods	$99,312,502	$55,430,819	$28,717,251
Sales of services	1,101,613	-	-
Total Revenue	100,414,115	55,430,819	28,717,251

Cost of revenue
Cost of goods sold	83,277,087	45,594,243	23,221,360
Cost of service	55,595	-	-
Total cost of revenue	83,332,682	45,594,243	23,221,360

Gross profit	17,081,433	9,836,576	5,495,891

Operating costs and expenses
Selling expenses	364,302	146,459	2,587
General and administrative	1,901,023	1,026,859	761,610
Research and development	221,467	-	88,864
Merger cost	566,654	-	-
Total operating costs and expenses	3,053,446	1,173,318	850,061
Income from operations	14,027,987	8,663,258	4,645,830

Other income (expenses)
Interest income	59,161	9,753	3,489
Interest expense	(187,137)	(409,811)	(266,402)
Loss on disposal of assets	-	(11,295)	(319)
Government grant	380,068	-	-
Sundry income (expense), net	(16,202)	(10,869)	309
Total other income (expenses)	235,890	(422,222)	(262,923)

Income before income taxes	14,263,877	8,241,036	4,382,907
Income taxes (Note 13)	(4,085,308)	(2,132,565)	(1,515,478)

Net income	$10,178,569	$6,108,471	$2,867,429

Basic earnings per share	$1.16	$1.04	$0.49

Weighted average shares outstanding, basic	8,776,491	5,896,723	5,896,723

Diluted earnings per share	$1.16	$1.04	$0.49

Weighted average shares outstanding, diluted	8,776,491	5,896,723	5,896,723

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the year ended December 31, 2009 (Restated) and 2008
(In U.S. Dollars)

						Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Due from	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Related	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Parties	Equity	Income
Balance at December 31, 2007	-	$-	5,896,723	$590	$1,417,855	$423,683	$575,010	$219,086	$(68,548)	$2,567,676
Imputed interest allocated	-	-	-	-	71,069	-	-	-	-	71,069
Due from related parties	-	-	-	-	-	-	-	-	68,548	68,548
Allocation of retained earnings to statutory reserves fund	-	-	-	-	-	-	916,953	(916,953)	-	-
Foreign currency translation adjustment	-	-	-	-	-	167,156	-	-	-	167,156	$167,156
Net income for the year ended	-	-	-	-	-	-	-	6,108,471	-	6,108,471	6,108,471
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$6,275,627
Balance at December 31, 2008	-	$-	5,896,723	$590	$1,488,924	$590,839	$1,491,963	$5,410,604	$-	$8,982,920

Reverse merger adjustment	-	-	1,194,380	119	3,216,305	-	-	-	-	3,216,424
Sale of 1,263,723 shares of Series A Preferred Stock at $3.94/share	1,263,723	126	-	-	3,533,829	-	-	-	-	3,533,955
Issuance of 1,263,723 shares of common stock upon Series A Preferred Stock Conversion	(1,263,723)	(126)	1,263,723	126	-	-	-	-	-	-
Sale of 3,125,000 shares of Common Stock at $8.00/share	-	-	3,125,000	313	22,234,611	-	-	-	-	22,234,924
Issuance of 170,616 shares upon cashless exercise of 170,629 warrants	-	-	170,616	17	(17)	-	-	-	-	-
Stock options issued for officer’s compensation	-	-	-	-	172,863	-	-	-	-	172,863
Imputed interest allocated	-	-	-	-	31,417	-	-	-	-	31,417
Allocation of retained earnings to statutory reserves fund	-	-	-	-	-	-	1,836,382	(1,836,382)	-	-
Foreign currency translation adjustment	-	-	-	-	-	(570,754)	-	-	-	(570,754)	$(570,754)
Net income for the year ended	-	-	-	-	-	-	-	10,178,569	-	10,178,569	10,178,569
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$9,607,815
Balance at December 31, 2009 (Restated)	-	$-	11,650,442	$1,165	$30,677,932	$20,085	$3,328,345	$13,752,791	$-	$47,780,318

The accompanying notes are an integral part of these consolidated financial statements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Statements of Cash Flows
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net Income	$10,178,569	$6,108,471	$2,867,429
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Imputed interest	31,417	71,069	70,079
Stock option issued as compensation	34,193	-	-
Depreciation	45,546	20,884	43,546
Amortization	64,319	-	-
Loss on disposal of assets	-	11,295	319
Changes in operating assets and liabilities:
Trades receivable	(12,563,398)	(2,903,070)	(6,001,266)
Contract receivable	-	101,499	(6,553)
Prepaid expenses and other receivables	(1,909,833)	5,962	(1,351)
Inventories, net	(470,618)	4,713,609	(2,865,885)
Advances	(4,374,473)	(3,024,668)	-
Accounts payable and accrued liabilities	(885,431)	(1,477,740)	(2,251,226)
Deposits and other payables	57,437	(38,757)	33,098
Billings in excess of costs on uncompleted projects	-	(18,635)	16,692
Taxes payable and recoverable	763,000	(302,438)	476,470
Wages payable	6,869	35,611	16,115
Deferred revenue	376,586	-	-
Net cash provided by (used in) operating activities	(8,645,817)	3,303,092	(7,602,533)

Cash Flows From Investing Activities
Purchases of property and equipment	(479,265)	-	(43,082)
Purchases of intangible assets	(643,538)	-	-
Proceeds from disposal of fixed assets	-	-	22,661
Payment to ZST PRC shareholders	-	-	1,055,609
Net cash provided by (used in) investing activities	(1,122,803)	-	1,035,188

Cash Flows From Financing Activities
Proceeds from (Repayment of) short-term demand loans receivable	1,027	763,548	(38,210)
(Proceeds from) Repayment of short-term demand loans payable	(3,931,991)	(4,001,445)	7,118,815
Net proceeds from sale of preferred stock	3,533,955	-	-
Net proceeds from sale of common stock	22,234,924	-	-
Withdrawal of authorized capital by ZST PRC shareholders	-	-	(855,855)
Due from related parties and affiliated companies	-	68,548	-
Due to related parties and affiliated companies	-	2,336,323	4,168
Dividend paid	-	(2,624,266)	-
Net cash provided by (used in) financing activities	21,837,915	(3,457,292)	6,228,918

Effect of exchange rate changes on cash	423,743	163,350	280,566
Net increase in cash and cash equivalents	12,493,038	9,150	(57,861)

Cash and cash equivalents, beginning of period	1,134,954	1,125,804	1,183,665

Cash and cash equivalents, end of period	$13,627,992	$1,134,954	$1,125,804

Supplemental disclosure information:
Interest expense paid	$155,720	$338,742	$196,323
Income taxes paid	$4,085,308	$2,132,565	$1,515,478

Non cash investing and financing activities:
Shares issued for related parties' debt	$2,359,728	$-	$-

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

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 13, 2010, the Company discovered that its financial statements for the year ended December 31, 2009 should not be relied upon due to an error in the accounting record of warrants exercised and Series A Convertible Preferred Stock converted during the period, resulting in an understatement of the Company’s common stock issued and outstanding for the period as well as a misstatement of the Company’s basic and diluted earnings per share.

Authorized officers of the Company’s Board of Directors concluded on May 13, 2010 that the Company should restate the financial statements described above and file an amendment to the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

Effects of Restatements

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of December 31, 2009, its Consolidated Statements of Operations for the year ended December 31, 2009, and the notes to the consolidated financial statements.

The following is a summary items affected by the corrections described above:

Consolidated Balance Sheets
	As of December 31, 2009
	As previously
	reported	Adjustments	As restated
Preferred stock, $0.0001 par value, 2,486,277 shares authorized, 0 shares outstanding at December 31, 2009	$126	$(126)	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,650,442 shares issued and outstanding at December 31, 2009	$1,022	$143	$1,165
Additional paid-in capital	$30,677,949	$(17)	$30,677,932

Consolidated Statement of Operations
	For the year ended December 31, 2009
	As previously
	reported	Adjustments	As restated
Basic Earnings per share	$1.32	$(0.16)	$1.16
Weighted average shares outstanding, basic	7, 689,925	1,086,566	8,776,491
Diluted Earnings per share	1.14	0.02	1.16
Weighted average shares outstanding, diluted	$8,967,027	$(190,536)	$8,776,491

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company ,  this standard was effective beginning April 1, 2009.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. Early adoption is permitted. The Company has adopted the standard and it did not have a material impact on the Company’s consolidated results of operations or financial condition, as the Company did not have a significant amount of sales that contain multiple elements.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain undelivered software components that are not essential to the product’s functionality.

NOTE 4 – TRADE RECEIVABLES, NET

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

NOTE 5 – INVENTORIES, NET

Inventory consists of the following:
	December 31,
	2009	2008
Products for sale	$1,245,803	$775,185

The Company sold its production lines in 2006 and has operated as a distributor since that time. There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 – EMPLOYEE ADVANCES

Employee advances consist of the following:
	December 31,	December 31,
	2009	2008
Employee advances	$-	$6,307

Employee advances for business operating expenses and were deducted from their monthly wages.

NOTE 7 –PROPERTY AND EQUIPMENT, NET

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

NOTE 8 – INTANGIBLE ASSETS, NET

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

NOTE 9 – SHORT-TERM DEMAND LOANS PAYABLE

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

NOTE 10 – STATUTORY RESERVES

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

NOTE 11 – RELATED PARTIES TRANSACTIONS

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

NOTE 12 – ADVANCES

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

NOTE 13 – INCOME TAXES AND OTHER

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

The provision for taxes on earnings consisted of:
	Year ended December 31,
	2009	2008
PRC Corporate Income Tax	$4,085,308	$2,132,565

A reconciliation between the income tax computed at the PRC statutory rate and the Company’s provision for income taxes is as follows:
	For the Year Ended
	December 31,
	2009	2008	2007
U.S. Statutory Rate	34%	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%	(34)%
PRC Enterprise Income Tax Rate	25%	25%	33%
Provision for income tax	25%	25%	33%

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s revenues, costs and gross profits were broken into the following categories:

	For the Year Ended December 31,
	2009	2008	2007
Product Sales:
Revenues	$99,312,502	$54,200,946	$28,717,251
Cost of sales	83,277,087	45,169,613	23,221,360
Gross Profit	$16,035,415	$9,031,333	$5,495,891
Gross Margin	16.15%	16.66%	19.14%

Technical Support/Installation Revenues:
Revenues	$1,024,429	$612,918	$-
Cost of sales	35,146	33,710	-
Gross Profit	$989,283	$579,208	$-
Gross Margin	96.57	94.50%	-

GPS Service Revenues:
Revenues	$77,188	$-	$-
Cost of sales	20,449	-	-
Gross Profit	$56,739	$-	$-
Gross Margin	73.51%	-	-

Construction Revenues:
Revenues	$-	$616,955	$-
Cost of sales	-	390,920	-
Gross Profit	$-	$226,035	$-
Gross Margin	-	36.64%	-

Total revenues	$100,414,115	$55,430,819	$28,717,251
Total Cost of sales	83,332,682	45,594,243	23,221,360
Total Gross Profit	$17,081,433	$9,836,576	$5,495,891
Total Gross Margin	17.01%	17.75%	19.14%

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 16 – OPERATING RISK

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

NOTE 17 – COMMON STOCK

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

NOTE 18 – SERIES A CONVERTIBLE PREFERRED STOCK

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

NOTE 18 – SERIES A CONVERTIBLE PREFERRED STOCK (continued)

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

The Company evaluated whether or not the convertible preferred stock should be classified as a liability or equity under the standard codified within ASC 480, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities”. The Company concluded that under EITF Topic D-98, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A Convertible Preferred Stock as permanent equity since there were no deemed liquidation events that require one or more class or type of equity security to be redeemed.

On December 7, 2009, the Company issued 1,263,723 shares of common stock upon conversion of the 1,263,723 shares of Series A Convertible Preferred Stock into common stock. Upon conversion of the Series A Convertible Preferred Stock, the shares resumed the status of authorized but unissued shares of preferred stock and will no longer be designated as Series A Convertible Preferred Stock.

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19 – EARNINGS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	For the Year Ended December 31,
	2009	2008	2007
Net income	$10,178,569	$6,108,471	$2,867,429
Denominator:
Basic weighted-average shares outstanding	8,776,491	5,896,723	5,896,723
Diluted weighted-average shares outstanding	8,776,491	5,896,723	5,896,723
Net income per share:
Basic	$1.16	$1.04	$0.49
Diluted	$1.16	$1.04	$0.49

The Series A Convertible Preferred Stock are contingently issuable shares because the shares may be converted at any time at the sole election of the holder as defined in ASC 260-10-45-124A. The Company recognized these shares as outstanding common stock and has included these shares in the computation of basic earnings per share.

NOTE 20 – STOCK WARRANTS AND OPTIONS

In January 2007, the Company sold to its original shareholders common stock warrants to purchase 2,882,912 shares of common stock at an exercise price of $0.0002462. On January 14, 2009, these shareholders canceled an aggregate of 2,712,283 warrants such that the shareholders held an aggregate of 170,629 warrants immediately after the Share Exchange. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange. The Company issued 170,616 shares of common stock upon cashless exercise of the 170,629 warrants on December 23, 2009.

On October 20, 2009, the Company issued common stock warrants to the underwriters to purchase 156,250 shares of the Company’s common stock at an exercise price of $10 per share. The warrants have a 5-year term and are not exercisable until at least one year from the date of issuance in connection to the public offering that closed on October 20, 2009.

The summary of the status of the Company’s outstanding warrant for the year ended December 31, 2009 is as follows:

Issuance date	Warrants	Average Exercise Price
October 20, 2009	156,250	$10

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 – STOCK WARRANTS AND OPTIONS (continued)

On October 20, 2009, the Company issued  common stock options to Dr. Chen, CFO, to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share and exercisable until October 20, 2014 pursuant to an employment agreement signed on October 8, 2009.  (Refer to Note 21)

The summary of the status of the Company’s outstanding option activity for the year ended December 31, 2009 is as follows:

Issuance date	Options	Average Exercise Price
October 20, 2009	25,000	$8

NOTE 21 – EQUITY BASED COMPENSATION

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

NOTE 22 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	$30,346,931	$28,627,644	$23,678,912	$1,7760,628	$99,312,502
Operating Income	4,198,174	4,454,015	3,400,441	1,945,344	14,027,987
Net Income	$3,078,453	$3,291,827	$2,651,931	$1,246,358	$10,178,569
Net Income per Share
Basic	$0.28	$0.39	$0.14	$0.07	$1.16
Diluted	$0.28	$0.39	$0.14	$0.07	$1.16

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$14,443,490	$15,209,026	$12,263,272	$13,515,031	$55,430,819
Operating Income	1,993,993	2,430,611	1,845,149	2,393,505	8,663,258
Net Income	$1,301,600	$1,681,566	$1,402,683	$1,722,622	$6,108,471
Net Income per Share
Basic	$0.22	$0.29	$0.10	$0.12	$1.04
Diluted	$0.22	$0.29	$0.10	$0.12	$1.04

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued, which was March 31, 2010, the date of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

ZST Digital Networks, Inc.
(Formerly SRKP 18, Inc.)

Condensed Parent Company Balance Sheets
(Dollars In Thousands)

	December 31,	December 31,
	2009	2008
	(Restated)
ASSETS
Investment in subsidiaries, at equity in net assets	$47,874	$8,983
Deferred compensation	139	-
Total Assets	47,889	8,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payable	233	-
Total Current Liabilities	233	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 7,513,723 shares undesignated, 0 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	-	-
Preferred stock Series A Convertible, $0.0001 par value, 2,486,277 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $0 at December 31, 2009.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 5,896,723 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	1	1
Additional paid-in capital	30,678	1,488
Accumulated other comprehensive income	20	591
Statutory surplus reserve fund	3,328	1,492
Retained earnings (unrestricted)	13,753	5,411
Total Stockholders' Equity	47,780	8,983
Total Liabilities and Stockholders' Equity	$48,013	$8,983

ZST DIGITAL NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

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

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

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