Form 10-Q
period 2010-06-30
ZST Digital Networks, Inc.
filed 2010-08-10
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, was 11,650,442 as of August 9, 2010.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of ZST Digital Networks, Inc. as contained in its Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission on May 18, 2010.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2009	2010
	(Restated)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,627,992	$15,781,269
Accounts receivable	24,885,497	28,944,450
Inventories	1,245,803	502,051
Advance to suppliers	7,399,141	8,847,600
Prepaid expenses	1,064,499	1,039,356

Total current assets	48,222,932	55,114,726

Property, machinery, equipment and software, net	875,806	2,347,573
Intangible asset	171,122	153,358
Prepaid expenses – long term	858,609	312,696

Total assets	$50,128,469	$57,928,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,940	$2,650
Advance from customers	376,586	1,070,466
Accruals and other payables	295,410	138,953
Accrued payroll and related expense	66,370	98,845
VAT payable	198,828	535,947
Franchise tax payable	162,100	-
Income tax payable	547,917	827,985
Total current liabilities	2,348,151	2,674,846

Equity :
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,650,442 shares issued and outstanding	1,165	1,165
Additional paid-in capital	30,677,932	30,677,932
Appropriated earnings	3,328,345	3,328,345
Retained earnings	13,752,791	20,926,558
Translation adjustment	20,085	319,507
Total equity	47,780,318	55,253,507

Total liabilities and equity	$50,128,469	$57,928,353

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sales of products	$41,439,540	$47,993,924	$23,678,912	$31,566,021
Sales of services	-	2,100,497	-	1,480,122
Total revenue	41,439,540	50,094,421	23,678,912	33,046,143

Cost of sales:
Cost of products sold	34,950,607	37,581,909	20,106,328	24,757,120
Cost of service	-	91,640	-	42,143
Cost of sales	34,950,607	37,673,549	20,106,328	24,799,263

Gross profit	6,488,933	12,420,872	3,572,584	8,246,880

Selling expense	69,243	376,279	50,671	108,974
Research and development expenses	-	330,891	-	95,367
General and administrative expenses	477,238	1,565,765	121,459	835,155
Merger cost	566,654	-	-	-

Income from operations	5,375,798	10,147,937	3,400,454	7,207,384

Interest income (expense), net	(72,514)	32,222	8,867	30,607
Other income (expense)	(7,680)	2,401	(10,684)	2,401

Income before income taxes	5,295,604	10,182,560	3,398,637	7,240,392

Income tax provision	1,487,315	3,008,793	836,706	2,036,280

Net income	$3,808,289	$7,173,767	$2,561,931	$5,204,112

Weighted average common shares outstanding – basic	7,954,507	11,650,442	8,264,003	11,650,442

Earnings per share – basic	0.48	0.62	0.31	0.45

Weighted average common shares outstanding – diluted	8,116,641	11,650,442	8,434,621	11,650,442

Earnings per shares – diluted	0.47	0.62	0.30	0.45

Comprehensive income:
Net income	3,808,289	7,173,767	2,561,931	5,204,112
Translation adjustment	(638,658)	299,422	(215,994)	249,390

Comprehensive income	$3,169,631	$7,473,189	$2,345,937	$5,453,502

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six Months Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$3,808,289	$7,173,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	-	-
Depreciation and amortization	9,687	232,806
Share-based compensation	-	85,721
Imputed interest	31,413	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(12,442,523)	(4,033,881)
Inventory	185,069	738,848
Advance to suppliers	1,380,359	(1,439,433)
Prepayments and other assets	(64,246)	475,485
Accounts payable	5,595,654	(702,869)
Accruals and other payable	55,380	52,644
Advance from customers	-	698,373
Taxes payable	480,931	281,860
Net cash provided by(used in) operating activities	(959,987)	3,563,321

Cash flows from investing activities:
Additions to fixed assets	(782,334)	(1,664,612)
Additions to intangible assets	(191,330)	-
Net cash used in investing activities	(973,664)	(1,664,612)

Cash flows from financing activities:
Repayments for short term bank loans	(1,725,038)	-
Net proceeds from sale of preferred stock	3,533,955	-
Net cash received from financing activities	1,808,917	-

Effect of changes in foreign exchange rates	218,161	254,568

Net increase in cash and cash equivalents	93,427	2,153,277

Cash and cash equivalents, beginning of the year	1,134,954	13,627,992

Cash and cash equivalents, end of the period	$1,228,381	$15,781,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,894	$-
Cash paid for income taxes	1,094,566	2,734,435

See accompanying notes to financial statements

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

SRKP 18, Inc. was incorporated in the State of Delaware on December 7, 2006.  SRKP 18, Inc. was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Zhengzhou Shengyang Technology Co., Ltd. (thereafter “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of fund.  All foreign investments made to Zhengzhou City enterprises required the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of June 30, 2010, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

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

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange and security authorities.  To enable ZST PRC to go public, ZST management made the following restructuring arrangements: (i) established Everfair Technologies Limited (“Everfair”) as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair, (ii) had Everfair enter into an equity transfer agreement with ZST PRC by paying RMB12 million to ZST Management, (iii) established World Orient Universal Limited (“World Orient”) as a BVI holding company owned by a non PRC-citizen, (iv) had World Orient and its wholly owned subsidiary Global Asia Universal Limited (“Global Asia”), its subsidiary Everfair, and its subsidiary ZST PRC enter into a share exchange agreement with ZST Digital, (v) concurrently conducted a private investment in a public entity (“PIPE”) financing, and (vi) used proceeds from the PIPE transaction to pay RMB12 million to ZST Management pursuant to an ownership transfer agreement.

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

In October 2008, Everfair entered an equity transfer agreement with the original owners of ZST PRC. Pursuant to the equity transfer agreement, Everfair agreed to pay the original owners RMB12 million for the equity transfer within three months of the approval from competent government agency. After this equity transfer, ZST PRC became a foreign investment company with the operating life of 30 years since the approval of its establishment on November 10, 2008.

On January 9, 2009, SRKP 18, Inc. closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP 18, Inc. (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient, which is the 100% parent of Global Asia, which is the 100% parent of Everfair, which is the 100% parent of ZST PRC, (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc. In connection with the Share Exchange transaction, a PIPE transaction to raise $5 million was also under implementation between an investment bank and ZST Digial Networks, Inc. by which ZST Digital Networks, Inc. will be able to make payment of RMB12 million to the original owners of ZST PRC.

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

Upon consummation of the Share Exchange and the ownership transfer transactions, ZST Management owned a majority of the issued and outstanding shares of common stock of ZST Digital Networks, Inc. and Mr. Zhong Bo was appointed as Chairman of the Board and Chief Executive Officer of ZST Digital.  Thereafter, ZST Digital and its subsidiaries, World Orient, Global Asia, Everfair, and ZST PRC shall be collectively referred throughout as the “Company”.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Pursuant to the terms of the Company’s IPTV Set-top Boxes sales contracts, the Company has allowed its customers to hold back 10% of total contract price until the end of one year after delivery of products for warranty purpose. The Company recognizes the total contract amount as revenue based on the following reasons: i) the customer’s obligation to pay 10% of the total contract amount is not contingent on the resale of the product shipped; ii) the Company does not have significant obligation for future performance to directly bring about resale of the products shipped other than replacement of defective products due to hardware defects in materials and workmanship which, in turn, will be borne by the Company’s supplier; iii) the customer purchasing the products sold by the Company has economic substance apart from the products provided by the Company; and iv) the amount of future returns can be reasonably estimated based on the historical return experience whereas the Company does not have any historical return experience.

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

In instances where the Company sells a GPS device unit along with subscription service and/or installation service, the Company recognizes revenue related to the combined sale by allocating between the two or three deliverables using the relative selling price method determined by using the hierarchy of the following principles: i) vendor-specific objective evidence of fair value (“VSOE”), ii) third-party evidence of selling price (“TPE”), and iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company.

Sales of Services

Revenue is recognized when services are rendered. The prepayments received for GPS subscription services are treated as deferred revenue which will be recognized over the terms of service contracts.

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

Regarding warranty related to GPS devices, the Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase. In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company. The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions. The Company did not incur warranty costs for the six months ended June 30, 2010 and for the year ended December 31, 2009. Based on these facts, the Company records warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not provided a bad debt allowance as of June 30, 2010 and December 31, 2009.

Inventories

Inventories are composed of raw materials and products for sale. Inventories are valued at the lower of cost (based on weighted average method) and the market. Full amount provisions were made for obsolete inventories which are difficult to estimate future utilization. Once the inventory cost is written down, the written-down costs are treated as a new cost basis for the inventory, and are not adjusted back up to the previous cost basis in future periods. For inventories which will be used in ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

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

Intangible Asset

In later 2009, the Company purchased certain technical know-how related to GPS business for $190,136. The Company recorded the acquired know-how as intangible asset and amortized the acquisition cost over five years using the straight-line method.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses are offset against government subsidies received for supporting research and development efforts. Government subsidies in supporting research and development activities received and recognized during the six months ended June 31, 2009 and 2010 were $0 and $0, respectively.

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

Fair Value of Financial Instruments

The standard for “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. The Company adopts the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amounts of earnings retained in ZST PRC were $15,466,577 at December 31, 2009 and $23,554,179 at June 30, 2010, respectively.

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

ZST Digital Networks, Inc. was established under the laws of the State of Delaware and is subject to U.S. federal income tax and one state income tax.  For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.  The stock warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.  The stock option to purchase 25,000 shares of the Company’s common stock issued to a corporate officer with the exercise price at $8.00 per share are anti-dilutive for computing earnings per share purpose.

Recently Issued Accounting Pronouncements Adopted

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

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements.  This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2009-17

Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

FASB ASU 2010-01

Effective January 1, 2010, the Company adopted ASU No. 2010-01 – “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

FASB ASU 2010-02

Effective January 1, 2010, the Company adopted ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Adopted Yet

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Reclassification

Certain line items presented on the comparative financial information have been reclassified to conform to the presentation of current financial statements.

NOTE 3 – ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

Accounts receivables	$18,982,676	$22,125,463
Accounts receivables – 10% hold back	5,902,821	6,818,987

	$24,885,497	$28,944,450
Provision	-	-

Accounts receivable, net	$24,885,497	$28,944,450

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

1-30 days	$10,443,577	$15,466,490
31-60 days	8,539,099	6,658,973

	$18,982,676	$22,125,463

Most of accounts receivables - 10% hold back, for which the customers held for one-year warranty purpose, are aged over 90 days.

NOTE 4 – ADVANCE TO SUPPLIERS

In accordance with the purchase contracts, ZST PRC is required to make advance payments to its suppliers to purchase the IPTV and GPS devices, materials and add-on process work. The advances are applied to the total invoice balance upon satisfaction of the goods received by ZST PRC.

For the year ended December 31, 2009, Advances of $7,399,141 represents advances mainly made to two suppliers accounting for 55% and 45%, respectively.  As of June 30, 2010, Advances of $8,847,600 represents advances mainly made to two suppliers accounting for 50% and 50%, respectively.  Total purchases from these two suppliers for the six months ended June 30, 2010 accounted for approximately 12% and 25% of the total purchases by ZST PRC for the six months ended June 30, 2010.

NOTE 5 – INVENTORIES

The inventories are as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

Products for sale	$1,245,803	502,051
Less: Provisions	-	-

Inventories, net	$1,245,803	$502,051

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 – MACHINERY, EQUIPMENT AND SOFTWARE

A summary of machinery, equipment and software at cost is as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

Machinery and equipment	$89,203	$89,936
Electronic equipment	323,992	184,276
Office equipment	39,503	39,828
Vehicles	193,317	229,285
Software	453,402	457,126
Advance for purchasing office space	-	1,641,230

	$1,099,417	$2,641,681
Accumulated depreciation	(223,611)	(294,108)

	$875,806	$2,347,573

The depreciation and amortization for six months ended June 30, 2009 and 2010 were $9,687 and $215,167, respectively.

On March 12, 2010, the Company paid RMB11.13 million (approximately $1,641,230) for purchasing an office space located in Zhengzhou City, Henan Province, PRC, which is still under construction and will be available for use at the end of 2010.

NOTE 7 – EQUITY TRANSACTION

The Company has two types of stock, common and preferred stocks.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Preferred Stock.  The Company is authorized to issue 100 million shares of common stock with par value of 0.0001 per share.

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

Common Stock Transactions in 2010

No common stock transaction incurred during the first half year of 2010.

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

Preferred Stock Transactions in 2010

No preferred stock transaction incurred during the first half year of 2010.

NOTE 8 – STOCK OPTIONS

On October 8, 2009, the Company entered into an employment agreement with John Chen, M.D., regarding his employment by the Company as its new Chief Financial Officer (the “Employment Agreement”). Dr. Chen’s appointment as Chief Financial Officer was effective upon the pricing date of the Company’s public offering (the “Effective Date”).  Pursuant to the Employment Agreement, Dr. Chen was granted options to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share and exercisable until October 20, 2014. The options will be immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company which will lapse as follows: 50% of the options and shares will vest six (6) months after the Effective Date and the remaining 50% will vest twelve (12) months after the Effective Date.

The Company determined the fair value of the stock options granted was $172,863 using the Black-Scholes option-pricing model with risk-free interest rate of 0.39%, warrant life is the contractual term of five years, expected volatility of 133% and zero expected dividends. The Company amortized the fair value of stock options granted as compensation over a period of 12 months. Accordingly, the share-based compensation was $85,721 for the six months ended June 30, 2010.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Six Months Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$3,808,289	$7,173,767
Net income used in computing diluted earnings per share	$3,808,289	$7,173,767

Denominator:
Weighted average common shares outstanding – basic	7,954,507	11,650,442
Potential diluted shares from stock warrants granted	162,134	-
Weighted average common share outstanding – diluted	8,116,641	11,650,442

Basic earnings per share	$0.48	$0.62
Diluted earnings per share	$0.47	$0.62

	Three Months Ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$2,561,931	$5,204,112
Net income used in computing diluted earnings per share	$2,561,931	$5,204,112

Denominator:
Weighted average common shares outstanding – basic	8,264,003	11,650,442
Potential diluted shares from stock warrants granted	170,618	-
Weighted average common share outstanding – diluted	8,434,621	11,650,442

Basic earnings per share	$0.31	$0.45
Diluted earnings per share	$0.30	$0.45

NOTE 10 – SEGMENT REPORTING

Taking into consideration of operating activities, the Company currently conducts businesses in two segments: i) Cable TV program distribution related equipment; and ii) GPS devices and services. As the Company’s current operations are based in only Henan Province of China, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Cable TV Equipments:
Revenue	$41,439,540	$41,313,276	$23,678,912	$27,038,184
Cost	34,950,607	32,297,100	20,106,328	21,163,122
Gross margin	16%	22%	15%	22%

Sales of GPS Devices:
Revenue	-	6,680,648	-	4,527,837
Cost	-	5,284,809	-	3,593,998
Gross margin	-	21%	-	21%

GPS Related Service:
Revenue	-	2,100,497	-	1,480,122
Cost	-	91,640	-	42,143
Gross margin	-	97%	-	97%

Total revenue	41,439,540	50,094,421	23,678,912	33,046,143
Total cost	34,950,607	37,673,549	20,106,328	24,799,263
Overall gross margin	16%	25%	15%	25%

NOTE 11 – LONG TERM PREPAYMENTS

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Mr. Zhong Lin, the Chief Operating Officer of the Company, a member of Board of Directors of the Company, and son of Mr. Zhong Bo, CEO and Chairman of the Board of Directors of the Company (the “Retention Agreement”). Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”). The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months. Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company within 10 days of the Disqualifying Termination Date. For the six months ended June 30, 2010, the amortization of this long-term prepayment was $71,250.

On October 28, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, the Company also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide the Company with certain professional and business development services in order to aid and augment the Company’s business development efforts.  The term of the Services Agreement is 24 months.  The Company paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29. The amortization of this long-term prepayment was $387,500 for the six months ended June 30, 2010.

NOTE 12 – SUBSEQUENT EVENTS

Stock Incentive Plan

At our annual meeting of stockholders to be held on August 23, 2010, it is expected that our stockholders will approve the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan covering five hundred thousand (500,000) shares of our common stock.  We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. Grants or other stock awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges. This non-cash charge will be amortized over the vesting period of the awards. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, any future awards made pursuant to the plan could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of any stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY’S MOST RECENT ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 30, 2010 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.  WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

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

ZST PRC was established in Zhengzhou under the laws of the People’s Republic of China (the “PRC”) on May 20, 1996.  After the share exchange and stock purchase transactions incurred in January 2009, ZST PRC became a foreign investment company in China with an operating life of 30 years since November 10, 2008.  As of June 30, 2010, ZST PRC had approximately 91 full-time employees.

The other three companies, our wholly-owned subsidiaries World Orient, Global Asia, and Everfair, have no operating activity.

Executive Summary of Financial Position and Operating Results

The following executive summary is intended to provide significant highlights of the discussion and analysis for the second quarter of 2010.

•	Total revenue was $33.0 million, an increase of 40% compared to the second quarter of 2009.
•
Gross profit for the second quarter of 2010 was $8.2 million, an increase of 131% compared to the second quarter of 2009. Gross profit ratio for the second quarter of 2010 was 25%, compared to 15% for the second quarter of 2009.

•	Net income for the second quarter of 2010 was $5.2 million, an increase of 103% compared to the second quarter of 2009.
•	Net income to revenue ratio for the second quarter of 2010 was 16%, compared to 11% for the second quarter of 2009.
•
Basic and diluted earnings per share were both $0.45 for the second quarter of 2010, an increase of $0.14 compared to $0.31 and $0.30 for basic earnings and diluted earnings per share, respectively, for the second quarter of 2009.

Overview

Business Summary

We are principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China.  We offer a range of cable television devices and related networking products, including Internet protocol television (“IPTV”) set-top boxes, which integrate Internet, multi-media, and communication technologies, and provide residential and commercial customers with high definition digital multi-media service, as well a choice of video programs offered by the network video providers on the broadband IP network.  We also offer power supplies, remote controls, and other devices and accessories.  Our product sales also include a line of fiber-optic receivers, which convert fiber-optic transmissions into digital RF signals that are amplified and distributed through an optical cable system, optical transmitters that are used in the transmission of cable system front optical fiber signal, and cable transmission amplifiers, which enhance the signal quality in cable networks.

We purchase the products specified by our customers from suppliers on a turnkey basis, which means that our suppliers deliver fully assembled and tested products based on our proprietary designs.  The assembled products are delivered to our facilities for final system quality control testing against product specifications and product configuration, including software installation.  The use of this model allows us to substantially focus our resources on determining customer requirements, design, development and support of the products we are selling.  This model also allows us to significantly reduce capital requirements.  We work closely with our suppliers to manage costs and delivery times, and we have not experienced material delays in the delivery of products we have ordered.

We also provide installation services for system equipment ordered by local broadcasting TV bureaus and cable network operators through a network of distributors and resellers in Henan Province.  Our customer base covers more than 20 regional cities and counties.  In addition, we offer security and monitoring services, including design, installation, and implementation of various devices, such as coding and decoding devices, digital cameras, and matrix exchanges. Our cable services include networking in buildings.

Since the fourth quarter of 2009, we began providing GPS location and tracking services to third parties, mainly automobile dealers. We plan to participate in the GPS service provider business by establishing a partnership with China Unicom, a wireless network provider.  In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services to third parties.

We expect that for the foreseeable future that the source of revenue for our business will be from selling network system equipment and set-top boxes to cable system operators and residential users.  There are 118 counties within Henan Province whereas we currently serve only 26 counties.  Consequently, we believe there is opportunity for future growth.  In the future, we may expand our business activities beyond the border of Henan Province.  Since we believe that the broadcasting and TV bureau at the provincial level is planning to redesign and enhance the entire network system in the entire Henan province, opportunities to bid for these projects exist.

We expect that our profitability will be adversely affected by the business expenses associated with our efforts to expand sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a publicly-traded company, including costs associated with financial reporting, information technology, complying with federal securities laws (including the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  While we are striving for business growth, we also intend to focus on measures to control operational costs.

Recent Events

Retention Agreement/Consulting and Personal Services Agreements

On November 14, 2009 (the “Effective Date”), we entered into a Retention Agreement with Zhong Lin, our Chief Operating Officer and a member of our board of directors (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment of $285,000 (the “Retention Amount”) if he remains continuously employed for a period of 24 months from the Effective Date (the “Expiration Date”).  We advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to us within 10 days of the Disqualifying Termination Date.

On December 30, 2009, we entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, we also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreement, Finance Access and the third parties agreed to provide us with certain professional and business development services in order to aid and augment our business development efforts.  The term of the Services Agreement is 24 months.  We paid an aggregate of $1.55 million in compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29.

Stock Incentive Plan
At our annual meeting of stockholders to be held on August 23, 2010, it is expected that our stockholders will approve the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan covering five hundred thousand (500,000) shares of our common stock.  We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. Grants or other stock awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges. This non-cash charge will be amortized over the vesting period of the awards. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, any future awards made pursuant to the plan could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of any stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

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

We are unable to predict future laws and regulations that may have material effect on operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition

We derive revenues principally from the sale of products related to Cable TV program distribution systems, which include digital Cable TV network equipment and IPTV set-top boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

Revenue is recognized when the risk and rewards are transferred, delivery has occurred or the services have been rendered, persuasive evidence of any arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria as they apply to stand-alone sale of digital Cable TV network equipments, IPTV set-top boxes, and GPS devices, and the sale of GPS devices with installation service, and provision of technical services are as follows:

Sales of Digital Cable TV Network Equipments and GPS Devices

We recognize revenues from the sale of digital Cable TV network equipments and GPS devices when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations to customers.

Sales of IPTV Set-Top Boxes

We recognize revenues from the sale of IPTV set-top boxes when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.

Pursuant to the terms of our IPTV set-top boxes sales contracts, we have allowed our customers to hold back 10% of the total contract price for one year after the delivery of products for warranty purposes.  We recognize the total contract amount as revenue based on the following reasons: (i) the customer’s obligation to pay 10% of the total contract amount is not contingent on the resale of the product shipped; (ii) we do not have significant obligation for future performance to directly bring about resale of the products shipped other than replacement of defective products due to hardware defects in materials and workmanship which, in turn, will be borne by our supplier; (iii) the customer purchasing the products sold by us has economic substance apart from the products provided by us; and (iv) the amount of future returns can be reasonably estimated based on the historical return experience; however, we do not have any historical return experience.

Revenue from selling all products is recognized net of the value added tax imposed by the Chinese government.

Multiple Deliverables

In October 2009, we started to sell GPS devices in conjunction with subscription and installation service.  We generally recognize revenue from the sale of the GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  We sell the subscription services to customers with 12-month service contracts payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription services are deferred and recognized over the life of the service contract upon activation.

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

Warranty Liabilities

We have a return policy where the customers must make a request within 30 days of receipt to return the products when the products delivered have more than 40% of defects or the products are not delivered on time.  We determine that warranty costs related to products sold are minimal in monetary terms based on historical return experience.  In the event of defective product returns, we have the right to seek replacement of such returned units from its supplier.  Based on the purchase agreement, the supplier will replace the defective product when the defects are caused by hardware defects in materials and workmanship during manufacturing process for a period of one year.  Based on these facts, we record warranty cost as incurred.

Regarding warranty on GPS devices, we have a policy that provides coverage on repairs of GPS devices for a period of one year after the date of purchase.  In the event that repair is needed, customers will be responsible for the cost of parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectations of future conditions.  We did not incur warranty costs for the three months ended June 30, 2010 and for the year ended December 31, 2009.  Based on these facts, we record warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of June 30, 2010 and December 31, 2009.

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

Income Taxes

We recognize deferred tax liabilities and assets when accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

ZST Digital Networks, Inc. was established under the laws of the State of Delaware and is subject to U.S. federal income tax and state franchise tax.  For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which we intend to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the overseas earnings if they were remitted as dividends, or lent to us, or if we should sell its stock in the subsidiaries.

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

FASB ASU 2009-17

Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

FASB ASU 2010-01

Effective January 1, 2010, the Company adopted ASU No. 2010-01 ─ “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

FASB ASU 2010-02

Effective January 1, 2010, the Company adopted ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements.  This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Adopted Yet

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Results of Operations

Comparison of Three months Ended June 30, 2009 and 2010

Revenue

We are currently engaged in two main business lines: the provision of Cable TV program distribution related equipment and the provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Three Months Ended June 30,
	2009	2010
Sales Revenue:
Sales of cable TV equipments	23,678,912	27,038,184
Sales of GPS devices	-	4,527,837
Revenue from sales of goods	23,678,912	31,566,021
Revenue from service:
GPS related service	-	1,480,122
Total revenue	23,678,912	33,046,143

Overall our revenue was $33 million for the second quarter of 2010, representing an increase of $9,367,231 or a 40% increase in comparison to $23.7 million for the second quarter of 2009.  The significant increase in revenue was contributed by the two main business lines respectively: revenue from Cable TV equipment sales for the current quarter increased by approximately 14% compared to the same period of the prior year; and revenue from sales of GPS devices and related service amounted to $6.0 million, accounted for 18% of total revenue for the second quarter of 2010.  We did not have GPS business related revenue during the same period of the prior year because GPS related businesses were established in October 2009.

Cable TV Related Equipment:

We sell two types of Cable TV related equipments: digital Cable TV network equipments and IPTV (internet protocol television) set-top boxes.  Net revenue from these two product lines are as follows:

	Three Months Ended June 30,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	15,230,132	14,275,906
Sales of cable TV network equipments	8,448,780	12,762,278
Total	23,678,912	27,038,184

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $14.3 million, a decrease of $954,226 or 6% compared with $15.2 million for the same quarter in 2009.  The sales volume of IPTV set-top boxes increased by 80% compared to the same period of 2009.  The slight decrease in sales revenue and significant increase in sales volume was due to changes in sales mix of High Definition and Standard Definition products.  During the second quarter of 2009, we sold only High Definition IPTV set-top boxes, primarily to users in the larger regional cities in Henan Province. The High Definition IPTV set-top box had higher selling prices.  We launched the Standard Definition IPTV set-top boxes line with a lower average selling price in the first quarter of 2010 to capture additional market share in rural cities and counties.  The average selling price of Standard Definition IPTV set-top box was approximately 38.5% of the selling price of High Definition products.  For the second quarter of 2010, sales of Standard Definition IPTV set-top boxes accounted for 58% in quantity of the total IPTV set-top boxes sold.

The average selling price of High Definition IPTV set-top boxes decreased by approximately 19% during the second quarter of 2010 compared to the average selling price during the same period in 2009.  This decline led to a negative impact of $2.8 million on sales revenue, without taking into consideration changes in volume.  Concurrently, sales volume of High Definition set-top boxes decreased by approximately 25% compared to the same quarter of 2009, which led to a negative impact of $3.86 million on sales revenue.  The overlapping impact of changes in volume and average selling price is approximately $0.72 million.  The decrease in selling price and sales volume resulted in a net decrease of approximately $5.97 million in the sales of High Definition set-top boxes.

The sales of Standard Definition products accounted for 35% in total revenue from IPTV set-top boxes during the second quarter of 2010.  The quantity of Standard Definition models accounted for 58% of total IPTV set-top boxes sold.  We expect the sales mix of High Definition IPTV set-top boxes and Standard Definition set-up boxes will approach 40% to 60% in quantity on a going -forward basis.

Sales of cable TV network equipments

Sales of cable TV network equipments amounted to $12.8 million for the second quarter of 2010, an increase of $4.4 million or 51% compared with $8.4 million for the same period of 2009.  The Chinese governmental regulation encouraged the continued integration of telecommunications networks, cable TV networks and the Internet in 2010.  Accordingly, the regional TV broadcast stations increased the system-wide upgrade process in order to conform to the government mandate of provincial-wide uniform networks.  As a result, we achieved a significant increase in sales for cable TV network equipment.

GPS Products:

We entered into GPS related business in the fourth quarter of 2009 whereas there were no revenue from GPS operations in the second quarter of 2009.

Revenue from sales of GPS devices was $4.5 million for the second quarter of 2010 including GPS related service fees amounted to $1.5 million in revenues for that period.  GPS related services include installation service and subscription service for tracking and locating.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products sold are purchased from suppliers on a turnkey basis.  Total cost of sales was $24.8 million in the second quarter of 2010, compared with $20.1 million during the same period in 2009, representing an increase of approximately $4.7 million or 23%.  The 23% increase in cost of sales was comparatively lower than the 40% increase in sales revenue.  The primary reason for the increase in gross profit margin was that the newly launched GPS business and Standard Definition IPTV set-top boxes sales had a higher gross margin than both Cable TV network equipments and High-Definition IPTV set-top boxes sold in the second quarter of 2009.

For the second quarter of 2010, cost of sales related to cable TV network equipment sold and GPS devices sold was $21.2 million and $3.6 million, representing 85% and 15% of total cost of sales, respectively.

The cost of cable TV network equipments sold was $10.6 million in the second quarter of 2010, compared with $7.4 million during the same period in 2009, representing an increase of approximately $3.2 million or 43%.  This increase in cost was lower than 51% increase in sales revenue.

The cost of IPTV set-top boxes sold was $10.6 million in the second quarter of 2010, compared with $12.7 million during the same period in 2009, representing a decrease of approximately $2.1 million or 17%.  The decrease in cost was significantly lower than the 6% decrease observed in sales revenue, driven mainly by the recently introduced Standard Definition IPTV set-top boxes, which carry a higher gross margin.

Regarding the recently launched GPS business, the cost of products sold and service provided was $3.6 million. We do not perform analysis and discussion on GPS business as there were no such products sold during in the same period of 2009.

Gross Margin

Gross margin for the second quarter of 2010 was 25% compared with gross margin of 15% for the same period of 2009.

The overall gross margin in sales of products was 22% for the second quarter of 2010 compared with 15% for the same period of 2009.

The increase in gross margin was driven mainly by sales of Standard Definition set-top boxes, which had a gross margin of 40% in the second quarter of 2010.  We did not have sales of Standard Definition set-top boxes during the same period in 2009. The gross margin of cable TV network equipment and High Definition IPTV set-top boxes were 17% and 18% in the second quarter of 2010, compared with 13% and 16% during the same period of 2009 respectively.

The gross margin in sales of GPS device was 21% for the second quarter of 2010.

The gross margin for the GPS related service during the second quarter of 2010 was 97%. The high gross margin in GPS related service contributed to the increase in overall gross margin in the second quarter of 2010.  We did not have sales of GPS related service during the same period in 2009

Selling Expense

Selling expense was $109,000 for the second quarter of 2010, representing an increase of $58,000 compared with $51,000 for the second quarter of 2009.  Selling expenses consist mainly of shipping costs, after-sale service, and salary of sales staff.  Selling expense in the second quarter of 2009 contained only salary expenses.

Selling expenses accounted for 0.3% and 0.2% of total revenue for the second quarter of 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $95,000 for the second quarter of 2010 compared to nil in the same period of 2009.  Research and development expense is primarily attributed to amortization of GPS related technologies, as well as software, and salaries for R&D staff.  We did not have a separate research and development department until June of 2009.  As a result, no expense was allocated as research and development expense for the second quarter of 2009.
As a percentage to total revenue, research and development expense accounted for 0.3% and nil for the first quarter of 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $835,000 for the second quarter of 2010, representing an increase of $714,000 or a 588% increase, compared with $121,000 for the same period of 2009.  General and administrative expense consists mainly of salary expense, consulting service fee, legal service fee, audit related service fee and other office expenses. The increase in general and administrative expense was primarily due to increase in salary expense, consulting service fee, legal fee, and other expenses for being public company.  We raised staff salary in October 2009, and on November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000 which is amortized though the life of the agreement; as a result, the salary expense for the second quarter of 2010 amounted to $218,000, compared to $46,000 during the second quarter of 2009.  The consulting fees was $258,700, an increase of $254,000, compared with $4,000 for the same period, mainly due to a Consulting Agreement signed with Finance Access, Inc. and other third parties.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which will be amortized during the following 24 months with a quarterly amortization of approximate $195,000.   The legal fees and other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 2.5% and 0.5% for the second quarter of 2010 and 2009, respectively.

Interest Income (Expense)

Interest income was $31,000 for the second quarter of 2010, compared with net interest income of $9,000 for the second quarter of 2009.  We paid off all the loans from the bank in the first half year of 2009 and no interest expense occurred in the second quarter of 2010.

Income Tax Provision

Income tax provision for the second quarter of 2010 was $2,036,000, an increase of $1,199,000 or 143%, compared with $837,000 for the second quarter of 2009.  The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in sales revenue and increased gross margin.

As a percentage to total revenue, income tax provision accounted for 6.2% and 3.6% for the second quarter of 2010 and 2009, respectively.

Net Income

Net income was $5.2 million for the second quarter of 2010, an increase of $2.6 million or 100%, compared with $2.6 million for the second quarter of 2009.

Earnings per Share

Basic earnings per share were $0.45 for the second quarter of 2010, an increase of $0.14 compared with $0.31 for the second quarter of 2009.  The increase in earnings per share was a result of the increase in net income, while offset in part by the increase in basic weighted average shares outstanding, which were 11,650,442 shares and 8,264,003 shares, respectively, for the second quarter of 2010 and 2009.  Of the aforementioned 8,264,003 weighted average shares outstanding, we included the equivalent 1,263,723 outstanding shares from the outstanding shares of preferred stock.  The shares of preferred stock had the same voting right and dividends right as the shares of common stock and the holders of these preferred shares have the right to convert any time they want; therefore, these shares were deemed as the equivalent shares of common stock for computing earnings per share purpose.

Comparison of Six months Ended June 30, 2009 and 2010

Revenue

We are currently engaged in two main business lines: the provision of Cable TV program distribution related equipment and the provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Six Months Ended June 30,
	2009	2010
Sales Revenue:
Sales of cable TV equipments	41,439,540	41,313,276
Sales of GPS devices	-	6,680,648
Revenue from sales of goods	41,439,540	47,993,924
Revenue from service:
GPS related service	-	2,100,497
Total revenue	41,439,540	50,094,421

Overall our revenue was $50.1 million for the six months of 2010, representing an increase of $8.7 million or a 20.9% increase in comparison with $41.4 million for the same period of 2009.  Revenue from Cable TV related equipment sales for the six months decreased by 0.3% compared to the same period of prior year. The increase in revenue was contributed solely by GPS business. We started GPS related businesses in October 2009.  Consequently, there was no comparison of GPS business related revenue between the six months end June 30, 2010 and 2009.

Cable TV Related Equipment:

We sell two types of Cable TV related equipments: digital Cable TV network equipments and IPTV (internet protocol television) set-top boxes.  Net revenue from these two product lines are as follows:

	Six Months Ended June 30,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	26,954,710	21,466,467
Sales of cable TV network equipments	14,484,830	19,846,809
Total	41,439,540	41,313,276

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $21.5 million, a decrease of $5.5 million or 20% compared with $27.0 million for the same period in 2009.  The sales volume of IPTV set-top boxes increased by 50% compared to the same period in 2009.   The slight decrease in sales revenue and significant increase in sales volume were due to changes in sales mix of High Definition and Standard Definition product sales.  During the year of 2009, we sold only High Definition IPTV set-top boxes, primarily to users in the larger regional cities in Henan Province. The High Definition IPTV set-top box had higher selling prices.  We launched the Standard Definition IPTV set-top boxes line with a much lower average selling price in the first quarter of 2010 to capture additional market share in rural cities and counties.  The average selling price of Standard Definition IPTV set-top box was approximately 38% of the selling price of the High Definition product.  For the first half year of 2010, sales of Standard Definition IPTV set-top boxes accounted for 57% in quantity of the total IPTV set-top boxes sold.

The average selling price of these models decreased by approximately 18.6% during the six months of 2010 compared to the average selling price during the same period in 2009.  This decline led to a negative impact of $5.0 million on sales revenue, without taking into consideration changes in volume.  Concurrently, sales volume of High Definition set-top boxes decreased by approximately 35% compared to the same quarter of 2009, which led to a negative impact of $9.5 million on sales revenue.  The overlapping impact of changes in volume and average selling price is approximately $1.8 million.  The decrease in selling price and sales volume resulted in a net decrease of approximately $12.7 million in the sales of High Definition set-top boxes.

The sales of Standard Definition products accounted for 34% of total revenue from IPTV set-top boxes during the second quarter of 2010.  The quantity of Standard Definition models accounted for 57% of total IPTV set-top boxes sold.  We expect the sales mix of High Definition IPTV set-top boxes and Standard Definition set-up boxes will approach 40% to 60% in quantity on a going-forward basis.

Sales of cable TV network equipments

Sales of cable TV network equipments amounted to $19.8 million for the first half of 2010, an increase of $5.3 million or 36.6% compared with $14.5 million for the same period in 2009.  Chinese government policy encouraged the continued integration of telecommunications networks, cable TV networks and the Internet in 2010.  Accordingly, the regional TV broadcast stations increased the rate of system-wide upgrades in order to conform to the government mandate of provincial-wide uniform networks.  As a result, we achieved a significant increase in sales of cable TV network equipment.

GPS Products:

We entered into GPS related business in the fourth quarter of 2009 whereas there were no revenue from GPS operations in the first half of 2009.

Revenue from sales of GPS devices was $6.7 million for the first half of 2010 including GPS related service fees amounted to $2.1 million in revenues for the same period. GPS related services include installation service and subscription service for tracking and locating (positioning).

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products sold are purchased from suppliers on a turnkey basis.  Total cost of sales was $37.7 million in the first six months of 2010, compared to $35.0 million during the same period in 2009, representing an increase of approximately $2.7 million or 7.7%.  The 7.7% increase in cost of sales was lower than the 20.9% increase in sales revenue.  The primary reason for the increase in gross profit margin was that the newly launched GPS business and Standard Definition IPTV set-top boxes had higher gross margins than both Cable TV network equipments and High-Definition IPTV set-top box products sold in the second quarter of 2009.

For the first half year of 2010, cost of sales related to cable TV equipment and GPS devices sold were $32.3 million and $5.3 million, respectively, and represented 85.7% and 14.1% of total cost of sales, respectively.

The cost of cable TV network equipments sold was $16.3 million in the first two quarters of 2010, compared to $12.4 million during the same period in 2009, representing an increase of approximately $3.8 million or 31%. The increase in cost was lower than the 36.6% increase in sales revenue.

The cost of IPTV set-top boxes sold was $16 million in the first half year of 2010, compared to $22.5 million during the same period in 2009, representing a decrease of approximately $6.5 million or 29%.  The decrease in cost was significantly lower than the 20% decrease observed in sales revenue, mainly driven by the recently introduced Standard Definition IPTV set-top boxes, which carry a higher gross margin.

Regarding the recently launched GPS business, the cost of products sold and service was $5.4 million. No GPS-related products or services were offered during the same period in 2009.

Gross Margin

Gross margin for the first half year of 2010 was 25% compared with a gross margin of 16% for the same period in 2009.

The overall gross margin in sales of products was 22% for the first two quarters of 2010 compared with 16% for the same period in 2009.

The increase in gross margin was driven mainly by sales of Standard Definition set-top boxes, which had a gross margin of 40% in the first two quarters of 2010.  We did not have sales of Standard Definition set-top boxes during the same period in 2009.  The gross margin of cable TV network equipment and High Definition IPTV set-top boxes were both 18% in the first two quarters of 2010, compared to 14% and 16% during the same period of 2009, respectively.

The gross margin of GPS devices was 21% for the first half year of 2010, slight lower than overall gross margin in sales of products.

The gross margin on the GPS related services for the first half year of 2010 was 96%. The high gross margin in GPS related service contributed to increase overall gross margin in the first half year.  We did not have GPS related products and services during the same period in 2009.

Selling Expense

Selling expense was $376,000 for the first half of 2010, representing an increase of $307,000 compared to $69,000 for the first half of 2009. During the first quarter of 2010, we spent $176,000 on promotional activities for our GPS business. Selling expenses this period consists mainly of shipping costs, after-sale service, and salary of sales staff.  Selling expense in the first half of 2009 contained only salary expenses.

As a percentage to total revenue, selling expenses accounted for 0.8% and 0.2% for the first half of 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $331,000 for the six months of 2010 compared to nil in the first half of 2009. Among research and development expenses incurred in the six months of 2010, $145,000 was related to module expenses for development of GPS devices; the remaining $186,000 is primarily attributed to amortization of GPS related technologies, as well as software, and salaries for R&D staff.  We did not have a separate research and development department until June of 2009.  As a result, no expense was allocated as research and development expense for the second quarter of 2009.

As a percentage to total revenue, research and development expense accounted for 0.7% and nil for the first quarter of 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $1,566,000 for the first half of 2010, representing an increase of $1,089,000 or 228%, compared to $477,000 for the same period in 2009.  General and administrative expense consists mainly of salary expense, consulting service fees, legal service fees, audit related service fees and other office expenses.  The increase in general and administrative expense was primarily due to increases in salary expense, consulting service fees, legal fees and other expenses for becoming a public reporting company.  We raised staff salary in October 2009, and on November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000 that is amortized though the life of the agreement; as a result, the salary expense for the first half of 2010 amounted to $460,000, an increase of $350,000 compared to $110,000 during the same period in 2009.  The consulting fees increased to $455,000, an increase of $329,000 compared with $126,000 for the same period in 2009, mainly due to a Consulting Agreement signed with Finance Access, Inc. and other third parties.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which will be amortized during the following 24 months and the amortization during the first half year was approximate $389,000.   The legal fees and other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 3.1% and 1.2% for the first half of 2010 and 2009, respectively.

Merger Cost

Merger cost incurred for the first quarter of 2009 was $567,000 and consisted of expenses incurred during the process of a reverse acquisition and private placement. There was no such merger activity and no merger cost incurred for the first two quarters of 2010.

Interest Income (Expense)

Interest income was $32,000 for the first half of 2010, compared with income expense of $73,000 for the same period of 2009.  We paid off all bank loans in the first half year of 2009; therefore, no interest expense was incurred in the second quarter of 2010.

Income Tax Provision

Income tax provision for the first six months of 2010 was $3,009,000, an increase of $1,522,000 or 102%, compared to $1,487,000 for the first six months of 2009.  The increase in income tax was primarily due to the increase in sales revenue and gross margin.

As a percentage of total revenue, income tax provision accounted for 6.0% and 3.6% for the first half of 2010 and 2009, respectively.

Net Income

Net income was nearly $7.2 million for the first half of 2010, an increase of $3.4 million or 89.5%, compared to $3.8 million for the first half of 2009.

Earnings per Share

Basic earnings per share were $0.62 for the first half of 2010, an increase of $0.14 compared to $0.48 for the same period in 2009.  The increase in earnings per share was a result of an increase in net income offset partly by an increase in basic weighted average shares outstanding, which were 11,650,442 shares and 7,954,507 shares, respectively, for the first half of 2010 and 2009. Of the aforementioned 7,641,573 weighted average shares outstanding, we included the equivalent outstanding shares from the outstanding shares of preferred stock. The shares of preferred stock had the same voting right and dividends right as the shares of common stock; therefore, these shares were deemed as the equivalent shares of common stock for computing earnings per share purpose.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $15.8 million and $13.6 million, respectively. Our working capital was approximately $52.4 million and $45.9 million as of June 30, 2010 and December 31, 2009, respectively.  The increase in cash and cash equivalents was mainly attributed to operating activities.

Our operations historically have been financed through the issuance and sale of equity securities, specifically through proceeds from private placements and public offering of our shares of common stock.  For the first half year of 2010, cash provided by operating activities contributed significantly to capital resources.  We did not have material capital investment commitments as of June 30, 2010.  Cash and cash equivalents are enough to meet our day-to-day operating requirements at the level of operating activities.  We may need external financing to supplement operating cash flows if we successfully rapidly expand our GPS related business.

For the six months ended June 30, 2010, net cash provided by operating activities was $3.6 million, representing an increase of $4.6 million as compared to the net cash used in operating activities of $1.0 million for the same period in 2009. Of the $4.6 million increase, net income contributed $3.4 million, non-cash items contributed $0.3 million and changes in operating assets and liabilities contributed $0.9 million.  Of the non-cash items, depreciation and amortization increased by $0.3 million.

Negative cash flow from changes in operating assets and liabilities decreased to approximately $3.9 million as compared to the negative cash flow of $4.8 million for the same period in 2009.  Of the $0.9 million increase, $8.4 million was attributed to the change in cash flow from collecting accounts receivable, offset by $2.8 million in cash outflow for advances to suppliers for the first half of 2010 compared to the same period in 2009 and $6.3 million in cash outflow from paying accounts payable for the first half of 2010 compared to the same period in 2009.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different business lines.  For cable TV related product sales, we typically provide 30 to 90-day credit terms; for GPS device sales, the credit terms we provide are much shorter, some customers were requested to pay in full before delivery, and all GPS subscription service fee were received on prepayment basis.  The credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we will advance 20% of total purchase order amount to our suppliers, and pay in full within 30 days on receipts of products purchased.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2010, which was mainly the advanced payment for purchasing office space.

There was no financing cash flow during the first half of 2010, while net cash provided by financing activities was $1.8 million during the same period in 2009.  We conducted five closings of a private placement transaction and received net proceeds of $3.5 million for the sale of 1,263,723 shares of Series A Convertible Preferred Stock.  Then we repaid $1.7 million in short term bank loans using the proceeds from the private placement.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2010.

Our controls and procedures were primarily adversely affected by the lack of experience within the company in complying with the requirements of a publicly reporting entity.  With the exception of our CFO, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  We have engaged a third-party internal controls consultant to assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. We are currently in the process of validating the recommendations made by the internal controls consultant, and we envision that our internal controls and procedures will be effective by the end of 2010.

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

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K/A as filed with the SEC on May 18, 2010 and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been the following material changes to the “Risk Factors” as set forth in our Annual Report on Form 10-K/A as filed with the SEC on May 18, 2010:

We intend to grant shares of or stock options to purchase shares of our common stock to various of our officers, directors and employees pursuant to our 2010 Omnibus Incentive Plan for which we will incur significant non-cash charges which will negatively affect our results of operations and which may cause the market price of our common stock to drop significantly, even if our business is doing well.

At our annual meeting of stockholders to be held on August 23, 2010, it is expected that our stockholders will approve the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan covering five hundred thousand (500,000) shares of our common stock.  We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. Grants or other stock awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges. This non-cash charge will be amortized over the vesting period of the awards. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, any future awards made pursuant to the plan could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of any stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, we completed our public offering of common stock in which we sold 3,125,000 shares of common stock at an issue price of $8.00 per share.  The SEC declared the registration statement for the public offering, File No. 333-160343, effective on October 20, 2009. We raised a total of approximately $25 million in gross proceeds from our public offering, or approximately $22 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $3 million.  As of August 9, 2010, we have used approximately $14 million of such proceeds for working capital purposes to finance our existing operations.

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

ZST DIGITAL NETWORKS, INC.

Date: August 10, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: August 10, 2010	By:	/s/ John Chen
John Chen Chief Financial Officer