Form 10-K/A
period 2009-12-31
ZST Digital Networks, Inc.
filed 2010-08-20
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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
(Registrant’s telephone number, including area code)

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 3 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K filed by ZST Digital Networks, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2010 and the Amendment No. 2 on Form 10-K/A filed with the SEC on May 18, 2010 (the “Original Filing”), is being filed to reflect revisions to Item 9A (Controls and Procedures).  This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is not effective due to the significant deficiencies described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  Our management has identified the following significant deficiencies in our internal control over financial reporting:

•
We have an inadequate number of accounting personnel and, with the exception of our CFO, our staff within our finance department and accounting group in the PRC do not have adequate expertise in generally accepted accounting principals and the securities laws of the United States to ensure proper application thereof.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters; and

•	Our internal audit function is deficient due to insufficient qualified resources to perform internal audit functions.

We believe the following actions we plan to take will be sufficient to remediate the significant deficiencies described above:

•	We will seek to engage a third-party internal controls consultant to assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings;

•	We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company;

•	We will provide training to our employees to ensure these procedures are properly performed; and

•
We will evaluate hiring additional personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principals to ensure the proper application thereof.

Management believes the actions described above will remediate the significant deficiencies we have identified and strengthen our internal control over financial reporting. While these remedial actions have previously been identified, the necessary operational and personnel weaknesses were not alleviated in fiscal 2009.  Our management intends to substantially complete these identified remedial actions during fiscal 2010.

If the result of our remediation of the identified significant deficiencies is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to restate our financial statements, implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation. As we implement remediation measures, we may supplement or modify them as described above.

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

ZST DIGITAL NETWORKS, INC. (Registrant)

August 19, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	August 19, 2010
Zhong Bo	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer	August 19, 2010
John Chen	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	August 19, 2010
Zhong Lin

/s/ Xue Na		August 19, 2010
Xue Na	Director and Corporate Secretary

/s/ Yang Ai Mei		August 19, 2010
Yang Ai Mei	Director

/s/ Tian Li Zhi		August 19, 2010
Tian Li Zhi	Director

/s/ Sheng Yong		August 19, 2010
Sheng Yong	Director

/s/ Liu Hui Fang		August 19, 2010
Liu Hui Fang	Director