Form 10-Q/A
period 2010-03-31
ZST Digital Networks, Inc.
filed 2010-08-20
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q filed by ZST Digital Networks, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 14, 2010 (the “Original Filing”), is being filed to reflect revisions to Item 4 (Controls and Procedures).  This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of March 31, 2010.

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

•	Our internal audit function is deficient due to insufficient qualified resources to perform internal audit functions.

We believe the following actions we plan to take will be sufficient to remediate the significant deficiencies described above:

•	We have engaged a third-party internal controls consultant to assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings;

•	We will implement an initiative to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout our company;

•	We will provide training to our employees to ensure these procedures are properly performed; and

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

ZST DIGITAL NETWORKS, INC.

Date: August 19, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: August 19, 2010	By:	/s/ John Chen
John Chen Chief Financial Officer

4