Form 10-Q
period 2010-09-30
ZST Digital Networks, Inc.
filed 2010-11-04
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, was 11,650,442 as of November 3, 2010.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

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

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,627,992	$34,206,283
Accounts receivable	24,885,497	27,531,519
Inventories	1,245,803	202,284
Other receivables	-	5,718
Advance to suppliers	7,399,141	-
Prepaid expenses	1,064,499	979,614
Total current assets	48,222,932	62,925,418

Property, machinery, equipment and software, net	875,806	2,421,257
Intangible asset	171,122	175,124
Prepaid expenses – long term	858,609	87,841

Total assets	$50,128,469	$65,609,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,940	$2,650
Advance from customers	376,586	1,614,153
Accruals and other payables	295,410	103,007
Accrued payroll and related expense	66,370	84,364
VAT payable	198,828	470,325
Franchise tax payable	162,100	-
Income tax payable	547,917	886,594
Total current liabilities	2,348,151	3,161,093

Equity：
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,650,442 shares issued and outstanding	1,165	1,165
Additional paid-in capital	30,677,932	30,677,932
Appropriated earnings	3,328,345	3,328,345
Retained earnings	13,752,791	27,336,095
Translation adjustment	20,085	1,105,010
Total equity	47,780,318	62,448,547

Total liabilities and equity	$50,128,469	$65,609,640

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
	( Unaudited)	(Unaudited)	( Unaudited)	(Unaudited)

Revenues:
Sales of products	$70,067,184	$84,418,095	$28,627,644	$36,424,171
Sales of services	-	4,195,309	-	2,094,812
Total revenue	70,067,184	88,613,404	28,627,644	38,518,983

Cost of sales:
Cost of products sold	58,773,620	66,050,337	23,823,013	28,468,428
Cost of service	-	118,796	-	27,156
Cost of sales	58,773,620	66,169,133	23,823,013	28,495,584

Gross profit	11,293,564	22,444,271	4,804,631	10,023,399

Selling expense	85,862	563,474	16,619	187,195
Research and development expenses	109,068	369,358	109,068	38,467
General and administrative expenses	702,167	2,515,597	224,929	949,832
Merger cost	566,654	-	-	-

Income from operations	9,829,813	18,995,842	4,454,015	8,847,905

Interest income (expense), net	(128,291)	52,295	(55,777)	20,073
Other income (expense)	(7,682)	34,858	(2)	32,457

Income before income taxes	9,693,840	19,082,995	4,398,236	8,900,435

Income tax provision	2,593,724	5,499,691	1,106,409	2,490,898

Net income	$7,100,116	$13,583,304	$3,291,827	$6,409,537

Weighted average common shares outstanding – basic	8,089,414	11,650,442	8,354,826	11,650,442

Earnings per share – basic	0.88	1.17	0.39	0.55

Weighted average common shares outstanding – diluted	8,256,341	11,650,442	8,527,444	11,650,442

Earnings per shares – diluted	0.86	1.17	0.39	0.55

Comprehensive income:
Net income	7,100,116	13,583,304	3,291,827	6,409,537
Translation adjustment	(551,056)	1,084,925	87,602	785,503

Comprehensive income	$6,549,060	$14,668,229	$3,379,429	$7,195,040

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$7,100,116	$13,583,304

Adjustments to reconcile net income to net cash provided by (used in) operating activities:	-	-
Depreciation and amortization	59,891	256,282
Imputed interest	31,413	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	(13,312,163)	(2,604,359)
Inventory	(719,414)	1,022,278
Advance to suppliers	(418,140)	7,249,152
Prepayments and other assets	(49,577)	844,070
Accounts payable	6,871,307	(712,445)
Accruals and other payable	(123,746)	(61,217)
Advance from customers	-	1,261,952
Taxes payable	434,388	345,157
Net cash provided by(used in) operating activities	(125,921)	21,184,174

Cash flows from investing activities:
Additions to fixed assets	(755,458)	(1,778,924)
Additions to intangible assets	(214,234)	-
Net cash used in investing activities	(969,692)	(1,778,924)

Cash flows from financing activities:
Repayments for short term bank loans	(2,476,720)	-
Net proceeds from sale of preferred stock	3,533,955	-
Net cash received from financing activities	1,057,235	-

Effect of changes in foreign exchange rates	297,882	1,173,041

Net increase in cash and cash equivalents	259,504	20,578,291

Cash and cash equivalents, beginning of the year	1,134,954	13,627,992

Cash and cash equivalents, end of the period	$1,394,458	$34,206,283

Supplemental disclosures of cash flow information:
Cash paid for interest	$184,784	$-
Cash paid for income taxes	2,249,228	5,247,337

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

SRKP 18, Inc. (“SRKP 18”) was incorporated in the State of Delaware on December 7, 2006.  SRKP 18 was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Zhengzhou Shengyang Technology Co., Ltd. ( “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, People’s Republic of China (“PRC”) with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of funds.  All foreign investments made to Zhengzhou City enterprises require the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of September 30, 2010, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

ZST PRC is principally engaged in two business lines: (1) supplying digital and optical network equipment to cable system operators in the Henan Province of China and (2) providing GPS location and tracking services in the Henan Province of China.  ZST PRC derives a part of its revenue from sales of broadcasting equipment, hi-tech optical transmission devices, and telecommunication products.  It has developed a line of Internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  At present, ZST PRC’s main clients are broadcasting TV bureaus and cable network operators serving various cities and counties in Henan Province.  In the near future, ZST PRC plans to joint venture with cable network operators to provide bundled television programming, Internet and telephone services to residential customers in cities and counties located in Henan Province of China.  Since the fourth quarter of 2009, ZST PRC began providing GPS location and tracking services to mainly local logistics and transportation companies.  In March 2009, ZST PRC entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows it to use the China Unicom wireless network for providing GPS location and tracking services to ZST PRC’s customers.

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange and security authorities.  To enable ZST PRC to go public, the ZST Management (as defined below) made the following restructuring arrangements: (i) established Everfair Technologies Limited (“Everfair”) as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair, (ii) had Everfair enter into an equity transfer agreement with ZST PRC by paying RMB12 million to the ZST Management in exchange for their equity interests in ZST PRC, (iii) established World Orient Universal Limited (“World Orient”) as a BVI holding company owned by a non PRC-citizen and indirectly controlled the operations of World Orient, (iv) had World Orient and its wholly-owned subsidiary, Global Asia Universal Limited (“Global Asia”), Global Asia’s wholly-owned subsidiary, Everfair, and Everfair’s wholly-owned subsidiary, ZST PRC, enter into a share exchange agreement with SRKP 18, (v) concurrently conducted a private investment in a public entity (“PIPE”) financing, and (vi) used proceeds from the PIPE transaction to pay RMB12 million to the ZST Management pursuant to the equity transfer agreement.

World Orient was incorporated in the British Virgin Islands (“BVI”) on August 12, 2008.  At December 31, 2008, World Orient had 50,000 capital shares authorized with $1.00 par value and 50,000 shares issued and outstanding.  In November 2008, World Orient acquired 100% ownership of Global Asia.

Global Asia was incorporated in BVI on August 12, 2008. At December 31, 2008, Global Asia had 50,000 capital shares authorized with $1.00 par value and 50,000 shares issued and outstanding.  In October 2008, Global Asia acquired 100% ownership of Everfair.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND (Continued)

Everfair is a holding company incorporated in November 26, 2007 in Hong Kong with the original sole shareholder Kuk Kok Sun.  At December 31, 2008, Everfair had 10,000 capital shares authorized with HKD1.00 par value and 10,000 shares issued and outstanding.  Pursuant to a share transfer agreement, Global Asia paid Kuk Kok Sun HKD 10,000 for the ownership transfer.

In October 2008, Everfair entered an equity transfer agreement with the ZST Management.  Pursuant to the equity transfer agreement, Everfair agreed to pay the ZST Management RMB12 million for the equity transfer within three months of the approval from competent government agency.  After this equity transfer, ZST PRC became a foreign investment company with the operating life of 30 years since the approval of its establishment on November 10, 2008.

On January 9, 2009, SRKP 18 closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP 18 (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient, which is the 100% parent of Global Asia, which is the 100% parent of Everfair, which is the 100% parent of ZST PRC, (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.  In connection with the Share Exchange transaction, a PIPE transaction to raise $5 million was also under implementation between an investment bank and ZST Digital Networks, Inc. (“ZST Digital”) by which ZST Digital would be able to make payment of RMB12 million to the ZST Management pursuant to the equity transfer agreement.

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

Upon consummation of the Share Exchange and the ownership transfer transactions, ZST Management owned a majority of the issued and outstanding shares of common stock of ZST Digital and Mr. Zhong Bo was appointed as Chairman of the Board and Chief Executive Officer of ZST Digital.  Hereafter, ZST Digital and its subsidiaries, World Orient, Global Asia, Everfair, and ZST PRC shall be collectively referred throughout as the “Company.”

For accounting purposes, the above Share Exchange transaction was accounted for as a reverse merger. The Share Exchange transaction has been treated as a recapitalization of World Orient and its subsidiaries, with ZST Digital (the legal acquirer of World Orient and its subsidiaries, including ZST PRC) considered the accounting acquiree and ZST PRC, the only operating company, and whose management took control of ZST Digital (the legal acquiree of ZST Digital) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the Share Exchange transaction.  The financial statements of the Company are the continued financial statements of World Orient and its subsidiaries.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of the subsidiary ZST PRC are conducted.  Hong Kong dollar is the primary currency of the economic environment in which the operations of Everfair are conducted.  The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

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

Revenue Recognition

The Company derives revenues principally from sale of products related to Cable TV program distribution-related systems, which include digital Cable TV network equipment and IPTV set-top boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

Revenue is recognized when the risk and rewards are transferred, delivery has occurred or the services have been rendered, persuasive evidence of any arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria as they apply to standalone sale of digital Cable TV network equipment, IPTV set-top boxes, and GPS devices, and the sale of GPS devices with installation service, and provision of technical services are as follows:

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Sales of Digital Cable TV Network Equipment and GPS Devices

The Company recognizes revenues from the sale of digital Cable TV network equipment and GPS devices when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations with customers.

Sales of IPTV Set-Top Boxes

The Company recognizes revenues from the sale of IPTV set-top boxes when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.

Pursuant to the terms of the Company’s IPTV set-top box sales contracts, the Company has allowed its customers to hold back 10% of the total contract price until the end of one year after delivery of products for warranty purpose.  The Company recognizes the total contract amount as revenue based on the following reasons: (i) the customer’s obligation to pay 10% of the total contract amount is not contingent on the resale of the product shipped; (ii) the Company does not have significant obligation for future performance to directly bring about resale of the products shipped other than replacement of defective products due to hardware defects in materials and workmanship, which in turn, will be borne by the Company’s supplier; (iii) the customer purchasing the products sold by the Company has economic substance apart from the products provided by the Company; and (iv) the amount of future returns can be reasonably estimated based on the historical return experience whereas the Company does not have any historical return experience.

Revenue from selling all products is recognized netting of value added tax imposed by Chinese government.

Multiple Deliverable

In October 2009, the Company started to sell GPS devices in conjunction with subscription service and installation service.  The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  The Company sells the subscription services to customers with terms of the service contracts offered ranging from 12 to 24 months, which are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription services are deferred and recognized over the life of the service contract upon activation.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Regarding warranty related to GPS devices, the Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company.  The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions.  The Company did not incur warranty costs for the nine-month period ended September 30, 2010 and for the year ended December 31, 2009.  Based on these facts, the Company records warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of September 30, 2010 and December 31, 2009.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.

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

Intangible Asset

In the latter part of 2009, the Company purchased certain technical know-how related to GPS business for $190,136.  The Company recorded the acquired know-how as intangible asset and amortized the acquisition cost over five years using the straight-line method.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  Government subsidies in supporting research and development activities received and recognized during the nine months ended September 30, 2009 and 2010 were $0 and $14,747 respectively.

Share-Based Payments

The Company receives employee services in exchange for equity securities of the Company that are based on the fair value of the Company’s equity securities.  The Company uses a fair-value-based method to calculate and account for above mentioned transactions

Value Added Tax

ZST PRC is subject to value added tax (“VAT”) imposed by the PRC government on its domestic product sales.  The VAT rate for the Company is 17%.  The input VAT can be offset against the output VAT.  VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT.  The debit balance represents a credit against future collection of output VAT instead of a receivable.

Fair Value of Financial Instruments

The standard for “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments.  The Company adopts the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  The amounts of earnings retained in ZST PRC were $15,466,577 at December 31, 2009 and $30,491,571 at September 30, 2010, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes

The Company recognizes deferred tax liabilities and assets when accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

World Orient and Global Asia are BVI registered companies.  There is no income tax for a company domiciled in the BVI.  Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.  Everfair is established in Hong Kong and subject to Hong Kong tax laws.  However, there is no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

ZST PRC is registered at Zhengzhou and is subjected to a unified 25% enterprise income tax rate.

ZST Digital Networks, Inc. was established under the laws of the State of Delaware and is subject to U.S. federal income tax and state income tax.  For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest.  It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.  The warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with the public offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.  The stock option to purchase 25,000 shares of the Company’s common stock issued to a corporate officer with the exercise price at $8.00 per share are anti-dilutive for computing earnings per share purpose.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration.  The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price.  The Company has adopted ASU No. 2009-13 for the year ended December 31, 2009. The adoption of ASU No. 2009-13 did not have any impact on the Company’s financial statements.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:

(1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
(2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

(1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

(2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Accounts receivables	$18,982,676	$21,602,336
Accounts receivables ─ 10% hold back	5,902,821	5,929,183

	$24,885,497	$27,531,519
Provision	-	-

Accounts receivable, net	$24,885,497	$27,531,519

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

1-30 days	$10,443,577	$12,008,089
31-60 days	8,539,099	9,594,247

	$18,982,676	$21,602,336

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

For the year ended December 31, 2009, advances of $7,399,141 represents advances mainly made to two suppliers accounting for 55% and 45%, respectively.  As of September 30, 2010, there were no prepayments made to suppliers due to the Chinese National Holiday. Prepayments were made after the holiday ended on October 7, 2010.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

The inventories are as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Products for sale	$1,245,803	202,284
Less: Provisions	-	-

Inventories, net	$1,245,803	$202,284

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 — MACHINERY, EQUIPMENT AND SOFTWARE

A summary of machinery, equipment and software at cost is as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Machinery and equipment	$89,203	$91,159
Electronic equipment	323,992	186,782
Office equipment	39,503	40,370
Vehicles	193,317	317,688
Software	453,402	463,344
Advance for purchasing office space	-	1,663,553

	$1,099,417	$2,762,896
Accumulated depreciation	(223,611)	(341,639)

	$875,806	$2,421,257

The depreciation and amortization for nine months ended September 30, 2009 and 2010 were $59,891 and $256,282, respectively.

On March 12, 2010, the Company paid RMB11.13 million (approximately $1.7 million) for purchasing an office space located in Zhengzhou City, Henan Province, PRC, which is still under construction and will be available for use at the end of 2010.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY TRANSACTION (Continued)

Common Stock Transactions in 2009

On January 9, 2009, SRKP 18. (“SRKP 18”) closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP18 (i) issued 806,408 (post-reverse-split) shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is the 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – EQUITY TRANSACTIONS (Continued)

Common Stock Transactions in 2010

No common stock transactions occurred during the nine months ended September 30, 2010.

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

NOTE 7 – EQUITY TRANSACTIONS (Continued)

Preferred Stock Transaction in 2009 (Continued)

1.
The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and the risks to the host contact. (Additional guidance on applying this criterion to various contracts containing embedded derivative instruments is included in Appendix A of this statement.)

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

All of the 1,263,723 shares of Series A Convertible Preferred Stock issued during the period from January to May of 2009 were converted into 1,263,723 shares of common stock during the fourth quarter of 2009.

Preferred Stock Transactions in 2010

No preferred stock transactions occurred during the nine months ended September 30, 2010.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined the fair value of the stock options granted was $172,863 using the Black-Scholes option-pricing model with risk-free interest rate of 0.39%, warrant life is the contractual term of five years, expected volatility of 133% and zero expected dividends. The Company amortized the fair value of stock options granted as compensation over a period of 12 months. Accordingly, the share-based compensation was $129,292 for the nine months ended September 30, 2010.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$7,100,116	$13,583,304
Net income used in computing diluted earnings per share	$7,100,116	$13,583,304
Denominator:
Weighted average common shares outstanding – basic	8,089,414	11,650,442
Potential diluted shares from stock warrants granted	166,927	-
Weighted average common share outstanding – diluted	8,256,341	11,650,442
Basic earnings per share	$0.88	$1.17
Diluted earnings per share	$0.86	$1.17

	Three Months Ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$3,291,827	$6,409,537
Net income used in computing diluted earnings per share	$3,291,827	$6,409,537
Denominator:
Weighted average common shares outstanding – basic	8,354,826	11,650,442
Potential diluted shares from stock warrants granted	172,618	-
Weighted average common share outstanding – diluted	8,527,444	11,650,442
Basic earnings per share	$0.39	$0.55
Diluted earnings per share	$0.39	$0.55

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT REPORTING

The Company currently conducts businesses in two segments: (i) Cable TV program distribution-related equipment; and (ii) GPS devices and services. As the Company’s current operations are based in only Henan Province of China, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Cable TV Equipment:
Revenue	$70,067,184	$71,756,462	$28,627,644	$30,443,186
Cost	58,773,620	56,012,391	23,823,013	23,715,291
Gross profit	11,293,564	15,744,071	4,804,631	6,727,895

Sales of GPS Devices:
Revenue	-	12,661,633	-	5,980,985
Cost	-	10,037,946	-	4,753,137
Gross profit	-	2,623,687	-	1,227,848

GPS Related Service:
Revenue	-	4,195,309	-	2,094,812
Cost	-	118,796	-	27,156
Gross profit	-	4,076,513	-	2,067,656

Total revenue	70,067,184	88,613,404	28,627,644	38,518,983
Total cost	58,773,620	66,169,133	23,823,013	28,495,584
Overall gross profit	11,293,564	22,444,271	4,804,631	10,023,399
Expenses (income) not allocated	1,599,724	3,361,276	406,395	1,122,964
Income before income taxes	$9,693,840	$19,082,995	$4,398,236	$8,900,435

NOTE 11 – LONG TERM PREPAYMENTS

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Mr. Zhong Lin, the Chief Operating Officer of the Company, a member of Board of Directors of the Company, and son of Mr. Zhong Bo, CEO and Chairman of the Board of Directors of the Company (the “Retention Agreement”). Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”). The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months. Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company within 10 days of the Disqualifying Termination Date. For the nine months ended September 30, 2010, the amortization of this long-term prepayment was $106,875.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG TERM PREPAYMENTS (Continued)

On October 28, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Finance Access, Inc. (“Finance Access”).  In connection with the Consulting Agreement, the Company also entered into professional services agreements with other third parties (together with the Consulting Agreement, the “Services Agreements”).  Pursuant to the Services Agreements, Finance Access and the third parties agreed to provide the Company with certain professional and business development services in order to aid and augment the Company’s business development efforts.  The term of each of the Services Agreements is 24 months.  The Company paid an aggregate of $1.55 million as compensation to Finance Access and the third parties, which will be amortized on a quarterly basis over the twenty-four (24) month period at a daily rate of $2,123.29. The amortization of this long-term prepayment was $581,250 for the nine months ended September 30, 2010.

NOTE 12 – STOCK INCENTIVE PLAN

On August 23, 2010, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Company’s 2010 Omnibus Incentive Plan (the “Plan”).  The Plan became effective on August 23, 2010 and will be administered by the Compensation Committee of the Company's Board of Directors, with participation and approval of the Board of Directors.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  An aggregate of 500,000 shares of the Company's common stock is reserved initially for issuance and available for awards under the Plan.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, COSTS ASSOCIATED WITH FINANCING NEW PRODUCTS; OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF OUR CURRENT CUSTOMER BASE; COMPETITION; OUR ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF OUR PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE OUR GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF OUR INTELLECTUAL PROPERTY AND INTELLECTUAL PROPERTY DISPUTES; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; CONTROL OF OUR MANAGEMENT AND AFFAIRS BY PRINCIPAL STOCKHOLDERS.

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY’S MOST RECENT ANNUAL REPORT ON FORM 10-K/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 18, 2010 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.  WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

Investment in our common stock involves risk. You should carefully consider the investing risks before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this report, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

The following discussion relates to the financial condition and results of operations of ZST Digital Networks, Inc. (the “Company”) its wholly-owned subsidiary World Orient Universal Limited, a company organized under the laws of the British Virgin Islands (“World Orient”), its wholly-owned subsidiary, Global Asia Universal Limited, a company organized under the laws of the British Virgin Islands (“Global Asia”), its wholly-owned subsidiary, Everfair Technologies, Ltd., a company organized under the laws of Hong Kong (“Everfair”), and its wholly-owned subsidiary, Zhengzhou Shenyang Technology Company Limited, a company organized under the laws of the People’s Republic of China (“ZST PRC”).  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes included in this report.

We conduct our business principally through the operations of ZST PRC, which is based in Zhengzhou City of Henan Province where the Company’s headquarters are located.

ZST PRC was established in Zhengzhou under the laws of the People’s Republic of China (the “PRC”) on May 20, 1996.  After the share exchange and stock purchase transactions incurred in January 2009, ZST PRC became a foreign investment company in China with an operating life of 30 years since November 10, 2008.  As of September 30, 2010, ZST PRC had approximately 121 full-time employees.

The other three wholly-owned subsidiaries of the Company, World Orient, Global Asia, and Everfair, have no operating activity.

Executive Summary of Financial Position and Operating Results

The following executive summary is intended to provide significant highlights of the discussion and analysis for the third quarter of 2010.

•	Total revenue for the third quarter of 2010 was $38.5 million, an increase of 35% compared to the third quarter of 2009.
•
Gross profit for the third quarter of 2010 was $10.0 million, an increase of 109% compared to the third quarter of 2009. Gross profit ratio for the third quarter of 2010 was 26% compared to 17% for the third quarter of 2009.

•	Net income for the third quarter of 2010 was $6.4 million, an increase of 94.7% compared to the third quarter of 2009.
•	Net income to revenue ratio for the third quarter of 2010 was 16.6% compared to 11.5% for the third quarter of 2009.
•
Basic and diluted earnings per share were both $0.55 for the third quarter of 2010, an increase of $0.16 compared to $0.39 for basic earnings and diluted earnings per share for the third quarter of 2009.

Business Summary

We are principally engaged in two business lines: (1) to supply digital and optical network equipment to cable system operators in the Henan Province of China and (2) to provide GPS location and tracking services in the Henan Province of China.

Cable TV-Related Business

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

GPS-Related Business

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

We expect that for the foreseeable future that the source of revenue for our business will be from (1) selling network system equipment and set-top boxes to cable system operators and residential users and (2) providing GPS location and tracking services to mainly logistics and transportation companies.   There are 118 counties within Henan Province whereas we currently serve only 26 counties.  Consequently, we believe there is opportunity for future growth.  In the future, we may expand our business activities beyond the border of Henan Province.  Since we believe that the broadcasting and TV bureau at the provincial level is planning to redesign and enhance the entire network system in the entire Henan province, opportunities to bid for these projects exist. Our current goal for the GPS line of business is to continue to gain and secure market shares within Henan Province.

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

Stock Incentive Plan

On August 23, 2010, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Company’s 2010 Omnibus Incentive Plan (the “Plan”).  The Plan became effective on August 23, 2010 and will be administered by the Compensation Committee of the Company's Board of Directors, with participation and approval of the Board of Directors.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  An aggregate of 500,000 shares of the Company's common stock is reserved initially for issuance and available for awards under the Plan.

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

Regarding warranty on GPS devices, we have a policy that provides coverage on repairs of GPS devices for a period of one year after the date of purchase.  In the event that repair is needed, customers will be responsible for the cost of parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectations of future conditions.  We did not incur warranty costs for the three months ended September 30, 2010 and for the year ended December 31, 2009.  Based on these facts, we record warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of September 30, 2010 and December 31, 2009.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2010

Revenue

We are currently engaged in two main business lines: the provision of Cable TV program distribution related equipment and the provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Three Months Ended September 30,
	2009	2010
Sales revenue:
Sales of cable TV equipment	28,627,644	30,443,186
Sales of GPS devices	-	5,980,985
Revenue from sales of goods	28,627,644	36,424,171
Revenue from service:
GPS-related service	-	2,094,812
Total revenue	28,627,644	38,518,983

Overall our revenue was $38.5 million for the third quarter of 2010, representing an increase of $9.9 million or a 34.6% increase in comparison to $28.6 million for the third quarter of 2009.  The significant increase in revenue was contributed mainly by GPS-related business, revenue from sales of GPS devices and related service amounting to $8.1 million in the third quarter of 2010, while we did not have GPS-related business revenue during the same period of the prior year. GPS-related business contributed 28.2% of overall increase in sales revenue. Sales of Cable TV-related equipment also increased in the third quarter of 2010 and contributed 6.4% to overall increase of sales revenue.

Cable TV-Related Equipment:

We sell two types of Cable TV-related equipment: digital Cable TV network equipment and IPTV (internet protocol television) set-top boxes.  Net revenue from these two product lines are as follows:

	Three Months Ended September 30,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	13,625,522	19,878,926
Sales of cable TV network equipments	15,002,122	10,564,260
Total	28,627,644	30,443,186

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $19.9 million, an increase of $6.3 million or 46% compared with $13.6 million for the same quarter in 2009.   We sold only one type of High Definition IPTV set-top box in 2009; however, during the first quarter of 2010, we launched the Standard Definition IPTV set-top box line with a lower average selling price to capture additional market share in rural cities and counties.

Sales revenue from High Definition products was $14.0 million for the third quarter of 2010, which was nearly the same level as $13.6 million for the same period of the prior year.  The sales volume of High Definition products increased by 21.7% compared to the same period of 2009, while the average selling price of High Definition IPTV set-top boxes decreased by approximately 15.6%, the increase in sales revenue brought by increased volumes was offset by impact from decrease in selling prices, and total sales of High Definition products slightly increased by $0.4 million.  Our High Definition IPTV set-top boxes had higher selling prices when the products were first launched in 2009; in 2010, we adjusted the selling price to a lower price comparable with market trends.

Sales revenue from Standard Definition products was $5.9 million for the third quarter of 2010.  Since there were no such sales in the same period of 2009, sales of Standard Definition products in 2010 constituted a net increase in sales of IPTV set-top boxes.  Though sales revenue from Standard Definition products was much lower than sales from High Definition products, the sales volume of Standard Definition products was a little higher than the sales volume of High Definition products because the selling price of Standard Definition products were much lower.

The Chinese governmental regulation encouraged the continued integration of telecommunications networks, Cable TV networks and the Internet in 2010.  As the terminal units of Cable TV networks, the demand for IPTV set-top boxes increased during the integration process. As a result of this integration process, we expanded our sales in both High Definition and Standard Definition IPTV set-top boxes during the third quarter of 2010.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $10.6 million for the third quarter of 2010, a decrease of $4.4 million or 29.3% compared to $15.0 million for the same period of 2009.  The decrease in sales of cable TV network equipment during the third quarter of 2010 compared to the same period of 2009 was primarily due to the exceptional results from third quarter of 2009 as well as a continued shift in resource allocation to the IPTV set-up box business unit.

GPS Products:

We entered into GPS-related business in the fourth quarter of 2009 whereas there was no revenue from GPS operations in the third quarter of 2009.

Revenue from sales of GPS devices and GPS-related service fees was $8.1 million for the third quarter of 2010.  GPS related service fees amounted to $2.1 million, which include service fee from installation service and subscription service for tracking and locating.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that the raw material for our products is purchased from suppliers on a turnkey basis.  Total cost of sales was $28.5 million in the third quarter of 2010, compared with $23.8 million during the same period in 2009, representing an increase of approximately $4.7 million or 19.7%.  The 19.7% increase in cost of sales was lower than the 27.2% increase in sales revenue, which indicated an increase in gross margin.  The primary driver for the increase in gross profit margin was due to the fact that the recently launched GPS business and Standard Definition IPTV set-top box sales had a higher gross margin than both Cable TV network equipment and High-Definition IPTV set-top boxes sold during the third quarter of 2009.

Gross Margin

Gross margin for the third quarter of 2010 was 26.0%, an increase of 9.2%, compared with gross margin of 16.8% for the same period of 2009.  With the exception of GPS-related services, which have a gross margin of 99%, the gross margin for sales of products was 21.8% for the third quarter of 2010, which was 5% higher when compared to the same quarter in 2009.  As discussed above, the primary driver for the increase in gross margin was secondary to the recently launched GPS business and Standard Definition IPTV, which has a higher gross margin than the traditional business that existed in the third quarter of 2009.

The increase in gross margin on sales of products was driven mainly by sales of our Standard Definition set-top boxes, which has a gross margin of 40% during the third quarter of 2010.  Although the selling price of our Standard Definition products was much lower than the selling price for our High Definition products, the production costs of our Standard Definition products were so much lower than the production costs of our High Definition products that we were still able to earn a higher gross margin on these products.  We did not have sales of Standard Definition set-top boxes during the same period in 2009.  The gross margin in sales of GPS device, which we launched in the fourth quarter of 2009, was 20.5% for the third quarter of 2010, higher than the overall gross margin for the third quarter of 2009.  The gross margin of traditional products, cable TV network equipment and High Definition IPTV set-top boxes, were 17.6% and 17.9%, respectively, during the third quarter of 2010, representing a slight increase, compared with 16.6% and 17.0% during the same period of 2009.

Selling Expense

Selling expense was $187,000 for the third quarter of 2010, representing an increase of $170,000 compared with $17,000 for the third quarter of 2009.  Selling expenses consist mainly of shipping costs, after-sale service, and salary of sales staff.  Selling expenses in the third quarter of 2009 consist mainly salary expenses.

Selling expenses accounted for 0.5% and 0.06% of total revenue for the third quarter of 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $38,000 for the third quarter of 2010, a decrease of $71,000 or 65.1%, compared to $109,000 in the same period of 2009. The decrease in R&D expenses was primarily due to the higher initial resources needed in preparation for the launch of our GPS business platform in the fourth quarter of 2009.

As a percentage to total revenue, research and development expense accounted for 0.1% and 0.4% for the third quarter of 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $950,000 for the third quarter of 2010, representing an increase of $725,000, or a 322% increase, compared with $225,000 for the same period of 2009.  General and administrative expense consists mainly of salary expense, consulting service fee, legal service fee, audit-related service fee and other office expenses. The increase in general and administrative expense was primarily due to the increase in salary expenses, consulting service fees, legal fees, and other expenses relating to being a publicly listed company.  We raised our employees’ salaries in October 2009, and on November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000, which is amortized throughout the life of the agreement; as a result, the salary expense for the third quarter of 2010 amounted to $341,000, compared to $58,000 during the third quarter of 2009.  The consulting fees were $197,000, an increase of $197,000, compared with nil for the same period, mainly due to a Consulting Agreement signed with Finance Access, Inc. and other third parties.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which was to be amortized during the following 24 months with a quarterly amortization of approximate $195,000.   Legal fees and other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 2.5% and 0.8% for the third quarter of 2010 and 2009, respectively.

Interest Income (Expense)

Interest income was $20,000 for the third quarter of 2010, compared with net interest expense of $56,000 for the third quarter of 2009.  We paid off all the loans from the bank at the end of 2009 and no interest expense occurred in the third quarter of 2010.

Income Tax Provision

Income tax provision for the third quarter of 2010 was $2.5 million, an increase of $1.4 million or 125%, compared with $1.1 million for the third quarter of 2009.  The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in sales revenue and increased gross margin.

As a percentage to total revenue, income tax provision accounted for 6.5% and 3.9% for the third quarter of 2010 and 2009, respectively.

Net Income

Net income was $6.4 million for the third quarter of 2010, an increase of $3.1 million or 94%, compared with $3.3 million for the third quarter of 2009.

Earnings per Share

Basic earnings per share were $0.55 for the third quarter of 2010, an increase of $0.16 compared with $0.39 for the third quarter of 2009.  The increase in earnings per share was a result of the increase in net income, which was offset in part by the increase in basic weighted average shares outstanding, which were 11,650,442 shares and 8,089,414 shares, respectively, for the third quarter of 2010 and 2009.  Of the aforementioned 8,089,414 weighted average shares outstanding, we included the equivalent 1,263,723 outstanding shares from the outstanding shares of preferred stock.  The shares of preferred stock had the same voting right and dividends rights as the shares of common stock and the holders of these preferred shares have the right to convert any time they want; therefore, these shares were deemed as the equivalent shares of common stock for computing earnings per share purpose. All of the 1,263,723 shares of Series A Convertible Preferred Stock were converted into 1,263,723 shares of common stock during the fourth quarter of 2009.

Comparison of Nine Months Ended September 30, 2009 and 2010

Revenue

We are currently engaged in two main business lines: the provision of Cable TV program distribution-related equipment and the provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Nine Months Ended September 30,
	2009	2010
Sales Revenue:
Sales of cable TV equipment	70,067,184	71,756,462
Sales of GPS devices	-	12,661,633
Revenue from sales of goods	70,067,184	84,418,095
Revenue from service:
GPS-related service	-	4,195,309
Total revenue	70,067,184	88,613,404

Overall our revenue was $88.6 million for the nine months of 2010, representing an increase of $18.5 million or a 26.4% increase in comparison with $70.1 million for the same period of 2009.   The increase in revenue was contributed mainly by our GPS line of business, which started in October 2009.  Revenue from Cable TV-related equipment sales for the nine months increased slightly by 2.4% compared to the same period of the prior year.

Cable TV Related Equipment:

We sell two types of Cable TV-related equipment: digital Cable TV network equipment and IPTV (internet protocol television) set-top boxes.  Net revenue from these two product lines are as follows:

	Nine Months Ended September 30,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	40,580,232	41,345,393
Sales of cable TV network equipment	29,486,952	30,411,069
Total	70,067,184	71,756,462

 Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $41.3 million, a slight increase of $0.7 million or 1.7% compared with $40.6 million for the same period in 2009.  We now provide two types of IPTV set-top boxes, High Definition and Standard Definition, the sales of Standard Definition products were launched in the first quarter of 2010.

The total sales volume of High Definition and Standard Definition IPTV set-top boxes for the nine months ended September 30, 2010 increased by 86% compared to sales volume of the same period in 2009, during which period the sales volume included only High Definition products.  The selling prices of our High Definition IPTV set-top boxes were reduced in 2010 and were much lower than the selling prices of such products when they were first launched in 2009.  The impact of the significant increase in sales volume of IPTV set-top boxes was offset by a significant decrease in selling prices; the selling prices of High Definition products decreased by 17.5% compared with the prior year and the selling prices of Standard Definition products amounted to only 38.5% of selling prices of High Definition products.  Under the mutual effect of significantly increased volume and decreased selling prices, revenue from sales of IPTV set-top boxes maintained a slight increase of 1.7%.

The Chinese governmental regulation encouraged the continued integration of telecommunications networks, Cable TV networks and the Internet in 2010.  As the terminal units of Cable TV networks, the demand for IPTV set-top boxes increased during the integration process. As a result of this integration process, we expanded our sales on both High Definition and Standard Definition IPTV set-top boxes during the third quarter of 2010.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $30.4 million for the nine months of 2010, a slight increase of $0.9 million or 3.1% compared with $29.5 million for the same period in 2009.

GPS Products:

We entered into our GPS-related line of business in the fourth quarter of 2009 whereas there was no revenue from GPS operations during the nine months of 2009.

Revenue from sales of GPS devices was $12.7 million for the nine months of 2010 including GPS-related service fees amounting to $4.2 million in revenues for the same period. GPS-related services include installation service and subscription service for tracking and positioning.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that the raw material for our products is purchased from suppliers on a turnkey basis.   Total cost of sales was $66.1 million in the first three quarters of 2010, compared to $58.8 million during the same period in 2009, representing an increase of approximately $7.3 million or 12.4%.  The 12.4% increase in cost of sales was lower than the 26.1% increase in sales revenue, which indicated an increase in gross margin.

The primary driver for the increase in gross profit margin was due to the fact that the recently launched GPS business and Standard Definition IPTV set-top boxes sales had a higher gross margin than both Cable TV network equipments and High-Definition IPTV set-top boxes sold during the third quarter of 2009.

Gross Margin

Gross margin for the first three quarters of 2010 was 25.3%, an increase of 9.2%, compared with gross margin of 16.1% for the same period in 2009. With the exception of GPS-related services, which have a gross margin of 97.2%, the gross margin for sales of products was 21.8% for the first three quarters of 2010, which was 5.7% higher when compared to the same period of 2009. As discussed above, the primary driver for the increase in gross margin was secondary to the recently launched GPS business and Standard Definition IPTV, which has a higher gross margin than the traditional business existed in the third quarter of 2009.

The increase in gross margin on sales of products was driven mainly by sales of Standard Definition set-top boxes, which has a gross margin of 40.0% during the first three quarters of 2010.  Although the selling price of our Standard Definition products was much lower than the selling price for our High Definition products, the production costs of our Standard Definition products were so much lower than the production costs of our High Definition products that we were still able to earn a higher gross margin on these products.  We did not have sales of Standard Definition set-top boxes during the same period in 2009.  The gross margin in sales of GPS device, which we launched in the fourth quarter of 2009, was 20.7% for the first three quarters of 2010, higher than the overall gross margin of third quarter of 2009.  The gross margin of traditional products, cable TV network equipment and High Definition IPTV set-top boxes, were both 17.9% during the first three quarters of 2010, represented an increase of 2.5% and 1.3% respectively, compared with 15.4% and 16.6% during the same period of 2009.

Selling Expense

Selling expense was $563,000 for the nine months of 2010, representing an increase of $477,000 compared to $86,000 for the same period of 2009. Selling expenses for the nine months ended September 30, 2010 consists mainly of shipping costs, after-sale service, and salary of sales staff, while selling expense in the same period of 2009 contained only salary expenses and shipping costs.

As a percentage to total revenue, selling expenses accounted for 0.6% and 0.1% for the nine months of 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $369,000 for the nine months ended September 30, 2010, an increase of $260,000, compared with $109,000 in the same period of 2009. We increased investment in research and development activities during the first nine months of 2010.

As a percentage to total revenue, research and development expense accounted for 0.4% and 2.0% for the nine months of 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $2.5 million for the nine months ended September 31, 2010, representing an increase of $1.8 million or 258%, compared to $0.7 million for the same period in 2009.  General and administrative expense consists mainly of salary expense, consulting service fees, legal service fees, audit related service fees and other office expenses.  The increase in general and administrative expense was primarily due to increases in salary expense, consulting service fees, legal fees and other expenses for becoming a public reporting company.  We raised staff salary in October 2009, and on November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000 that is amortized though the life of the agreement; as a result, the salary expense for the nine months of 2010 amounted to $801,000, an increase of $633,000 compared to $168,000 during the same period in 2009.  The consulting fees increased to $652,000, an increase of $526,000 compared with $126,000 for the same period in 2009, mainly due to a Consulting Agreement signed with Finance Access, Inc. and other third parties.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which will be amortized during the following 24 months and the amortization during the nine months of 2010 was approximate $581,000.   The legal fees and other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 2.8% and 1.0% for the nine months of 2010 and 2009, respectively.

Merger Cost

Merger cost incurred for the first three quarters of 2009 was $567,000 and consisted of expenses incurred during the process of the reverse acquisition and private placement. There was no such merger activity and no merger cost incurred for the first three quarters of 2010.

Interest Income (Expense)

Interest income was $52,000 for the nine months ended September 30, 2010, while income expense was $128,000 for the same period of 2009.  We paid off all bank loans in the year of 2009; therefore, no interest expense was incurred in 2010.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2010 was $5.5 million, an increase of $2.9 million or 112%, compared with $2.6 million for the same period of 2009.  The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in sales revenue and increased gross margin.

As a percentage of total revenue, income tax provision accounted for 6.2% and 3.7% for the first half of 2010 and 2009, respectively.

Net Income

Net income was nearly $13.6 million for the nine months ended September 30, 2010, an increase of $6.5 million or 91.5%, compared with $7.1 million for the same period of 2009.

Earnings per Share

Basic earnings per share were $1.17 for the nine months of 2010, an increase of $0.29 compared to $0.88 for the same period in 2009.  The increase in earnings per share was a result of an increase in net income offset partly by an increase in basic weighted average shares outstanding, which were 11,650,442 shares and 8,354,826 shares, respectively, for the nine months ended September 30, 2010 and 2009. Of the aforementioned 8,354,826 weighted average shares outstanding, we included the equivalent outstanding shares from the outstanding shares of preferred stock. The shares of preferred stock had the same voting right and dividends rights as the shares of common stock; therefore, these shares were deemed as the equivalent shares of common stock for computing earnings per share purpose. All of the 1,263,723 shares of Series A Convertible Preferred Stock were converted into 1,263,723 shares of common stock during the fourth quarter of 2009.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $34.2 million and $13.6 million, respectively. The increase in cash and cash equivalents was mainly attributed to operating activities, especially by net income earned during the first three quarters of 2010. Our working capital was approximately $59.8 million and $45.9 million as of September 30, 2010 and December 31, 2009, respectively.

Our operations historically have been financed through the issuance and sale of equity securities, specifically through proceeds from private placements and public offering of our shares of common stock.  For the nine months ended September 30, 2010, cash provided by operating activities contributed significantly to capital resources.  We did not have material capital investment commitments as of September 30, 2010.  Cash and cash equivalents are enough to meet our day-to-day operating requirements at the current level of operating activities.  We may need external financing to supplement operating cash flows if we successfully rapidly expand our GPS-related business.

For the nine months ended September 30, 2010, net cash provided by operating activities was $21.1 million, representing an increase of $21.3 million as compared with the net cash used in operating activities of $127,000 for the same period in 2009.  Among the $21.1 million net cash flow provided by operating activities, net income of the period contributed $13.6 million; and due to the fact that we held advancements to our suppliers till early October, decrease in advances to suppliers contributed $7.7 million of increase in operating cash flows.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different business lines.  For cable TV-related product sales, we typically provide 30 to 90-day credit terms; for GPS device sales, the credit terms we provide are much shorter, some customers were requested to pay in full before delivery, and all GPS subscription service fees were received on prepayment basis.  The credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we will advance 20% of the total purchase order amount to our suppliers and pay in full within 30 days on receipts of products purchased.

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2010, which was mainly the advanced payment for purchasing office space.

There was no financing cash flow during the first nine months of 2010, while net cash provided by financing activities was $1.1 million during the same period in 2009.  We conducted five closings of a private placement transaction and received net proceeds of $3.5 million for the sale of 1,263,723 shares of Series A Convertible Preferred Stock.  Then we repaid $2.4 million in short term bank loans using the proceeds from the private placement.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2010.

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

At our annual meeting of stockholders held on August 23, 2010, our stockholders approved the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan covering five hundred thousand (500,000) shares of our common stock.  We may issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. Grants or other stock awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges. This non-cash charge will be amortized over the vesting period of the awards. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, any future awards made pursuant to the plan could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of any stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, we completed our public offering of common stock in which we sold 3,125,000 shares of common stock at an issue price of $8.00 per share.  The SEC declared the registration statement for the public offering, File No. 333-160343, effective on October 20, 2009. We raised a total of approximately $25 million in gross proceeds from our public offering, or approximately $22 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $3 million.  As of November 3, 2010, we have used approximately $18 million of such proceeds for working capital purposes to finance our existing operations.

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

ZST DIGITAL NETWORKS, INC.

Date: November 3, 2010	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: November 3, 2010	By:	/s/ John Chen
John Chen Chief Financial Officer