Form 10-K
period 2010-12-31
ZST Digital Networks, Inc.
filed 2011-03-04
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 001-34488

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $32.2 million based on the closing price of the registrant’s common stock on The Nasdaq Global Market of $4.84 per share.

There were 11,710,442 shares of common stock outstanding as of March 2, 2011.

Documents Incorporated by Reference:  None.

ZST DIGITAL NETWORKS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to maintain and increase revenues and sales of our products;

•	our ability to develop and market new products;

•	our reliance on access to the China Unicom wireless network for providing our GPS services;

•	competitive nature of our industry;

•	market acceptance of our products;

•	our reliance on intellectual property, some of which is owned by an affiliated party and licensed to us;

•	our strategic investments and acquisitions;

•	compliance and changes in the laws of the PRC that affect our operations;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	vulnerability of our business to general economic downturn, especially in the PRC; and

•
the other factors referenced in this Annual Report on Form 10-K, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

PART I

ITEM 1.  BUSINESS.

Our company, ZST Digital Networks, Inc., operates through our wholly-owned subsidiary, World Orient Universal Limited (“World Orient”) and its wholly-owned subsidiaries Global Asia Universal Limited (“Global Asia”), Everfair Technologies, Ltd. (“Everfair”) and Zhengzhou Shenyang Technology Company Limited (“Zhengzhou ZST”).

The terms “ZST,” “Company,” “we,” “our” or “us” in this Annual Report refer to ZST Digital Networks, Inc. and its subsidiaries, unless the context suggests otherwise.  Additionally, unless we indicate otherwise, references in this Annual Report to:

•	“China” and the “PRC” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“RMB” and “Renminbi” are to the legal currency of China; and
•	“$,” “US$” and “U.S. dollars” are to the legal currency of the United States.

Overview

ZST, founded in 1996, is a supplier of digital and optical network equipment to cable system operators and provider of GPS location and tracking services in the Henan Province.  We have developed a line of internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  Our main clients are broadcasting TV bureaus and cable network operators serving various cities and counties.   We have over 30 main customers, including the broadcasting TV bureaus and cable network operators of the cities/counties of Mengzhou, Pingdingshan, Kaifeng, Xieye, Yuanyang, Yiyang, Xixia, Nanzhao, and Gushi.  In addition, our customers include logistics companies that include Henan Chang Tong Logistics, ltd; Zhengzhou Yuan Tong Logistics, ltd; and Henan Wan Li Logistic ltd.

Since the fourth quarter of 2009, we have been providing GPS location and tracking services to third parties, primarily logistics and transportation companies.  In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services to third parties.  In December 2010, our vehicle-embedded GPS products received “transportation product certification” issued by the National Transportation Ministry, which we believe will facilitate the expansion of our GPS projects.

We expect that for the foreseeable future that the source of revenue for our business will be from (i) selling network system equipment and set-top boxes to cable system operators and residential users and (ii) providing GPS location and tracking services primarily to logistics and transportation companies. For the year ended December 31, 2010, sales of network equipment and set-top boxes accounted for approximately 80% of our revenue and sales of GPS products and services account for 20% of our revenue.

Our services and products have been recognized with various certifications, including “high-tech enterprise” issued by the Henan Province government, a certificate of “ISO9001: 2000 Quality System Authentication”, “integrated computer information system qualification”, “communication user cable construction enterprise qualification”, “Henan Province Security Technology Prevention Engineering Qualification”, “Henan Province Broadcasting and Cable TV Network Design and Installation Certification”, “Henan Province Satellite TV and Broadcasting Ground Receiving Equipments Installation Certification”, “Value-added Telecommunication Business Certification”, and the “Transportation Product Certification.”

Industry

Over the past decade, technological advancements in the electronics industry have greatly expanded the capabilities of cable TV devices and cable systems. Cable network devices include amplifiers, optical receivers, IPTV set-top boxes and other related products. The popularity of these devices benefits from reductions in cost, size and weight, and improvements in functionality and reliability.

China’s market share of cable TV devices and electronics is expected to increase, especially with the analog to digital conversion taking place over the next several years. Owing to the extensive use of cable TV and the rapid growth of internet and broadband applications in China, we believe that the market for delivery of Internet service through cable modem or set-top box is promising in China in the near future.

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

GPS tracking products and services for the transportation and logistics industry in China has experienced significant growth over the past decade.  Companies in the commercial transport and logistics industry are often required to make substantial investments and purchases, including large transportation vehicles, equipment, and rising fuel costs. The aggregate cost for equipment, drivers, fuel, insurance, maintenance, and support personnel can be substantial, and the value of efficient operation of each vehicle and the vehicle fleet can result in substantial savings.  Therefore, companies in the transport and logistics industry seek ways to collect accurate and timely data and analysis to identify inefficiencies, reduce their operating costs, utilize assets more efficiently and improve delivery times. The use of GPS location and tracking devices and services enables fleet operators reach these goals.  Advances in technology have resulted in higher demand for GPS tracking products and services as a result of increased affordability and functionality of GPS tracking products and services.

China has a number of benefits in the manufacture of electronic devices, which are expected to drive this growth:

●	Low Costs. China continues to have a relatively low cost of labor as well as easy access to raw materials and land.

●	Proximity to Electronics Supply Chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

●	Proximity to End-Markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including electronic devices.

Competitive Strengths

Experienced Management Team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs and technologies, which we believe enables us to capitalize on the opportunities resulting from these market changes. Our Chief Executive Officer, Zhong Bo, has over 15 years of experience in the design and installation of cable television systems.

Design Capabilities and Manufacturing Oversight

We employ a rigorous and systematic approach to product design and manufacturing oversight. We employ a well-educated senior design team with members having an average of 8 to 10 years of experience. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, domestic research institutions and our key core suppliers. We are able to rapidly modify our design function to accommodate new customer requests, designs and specifications. We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. Our contract manufacturers are located in Hang Zhou, Shen Zhen and Zheng Zhou, China. We also achieve quality control over products manufactured under our contract manufacturing arrangements by sending our technicians on site to supervise the production and testing of our products. We believe that the use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products.

Well-Established Distribution Channels

We sell our products through a well-established network of distributors and resellers that allows us to access the customer markets of the Henan Province as well as other markets in China. We have distributors throughout Henan, and in other key provinces in China. We also attend various trade fairs for electronic products, including China Hi-tech Fair (Shenzhen) and Canton Fair, to continuously improve our existing distribution channels and explore new potential distribution channels.

Our Strategy

Our goal is to be a domestic leader in the development and manufacturer of cable television systems devices and related electronic products and provider of GPS tracking products and services through the following strategies:

Enhance Brand Awareness. We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our cable TV network devices and electronics and GPS products and services. We believe a strong brand offers a competitive advantage and so we intend to devote additional resources to strategic marketing promotion in an effort to increase brand awareness and product recognition and heighten consumer loyalty.

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

Products

We offer a range of branded cable television devices and related networking products including set-top boxes, optical receivers, optical transmitters and cable transmission amplifiers. We also provide GPS tracking device products.

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

Digital Network Equipment

We offer a line of fiber-optic receivers and transmitters, cable transmission amplifiers and other network products which provide the flexibility, speed and clarity necessary in communications systems. Our optical receivers, amplifiers and power supply products have been recognized by the Ministry of Broadcasting and TV and the Henan Municipality Bureau of Broadcasting and TV. We have implemented stringent quality control systems covering each phase of production, from the purchase of materials and components through oversight of each step in the manufacturing process. Quality and reliability is monitored in accordance with the requirements of ISO 9001 systems. We have also passed stringent quality reviews and our products meet digital electronic product standards in China, the United States and Europe.

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

GPS Products

We provide a complete package and solution to our customers, including hardware, software and services.  The product utilizes Global Positioning Systems ("GPS") technology for vehicle tracking and fleet management. Once a vehicle is equipped with our GPS tracking device, a user is able to optimize the use of their assets and increase the productivity of fleet operations across the entire supply chain and reduce costs. Our products are intended to allow logistics companies to more effectively manage shipments by utilizing real-time tracking information to improve on-time delivery and estimated arrival times, respond to and resolve unforeseen problems, and reduce the risk of theft or loss.  Benefits from GPS monitoring of transport vehicles also include the ability to improve employee productivity, driver safety, and reduce labor and fuel costs.

Our GPS products generally consist of the main terminal unit, GSM antenna, GPS antenna, microphone, T supporter, functional wire, and central control wire. Our line currently includes two models:  the SY-A601 and the SY-A602. The SY-601 provides national satellite positioning, GSM communication, alarm in emergency, alarm in robbery, information assistance, and speed alarm.  The SY-A602 provides additional features such as meter checking and remote set/reset.

Net revenues for each of our revenue segments as a percentage of net revenues are set forth below:

	Year Ended December 31,
	2008	2009	2010
Products
IPTVs (1)	56%	54%	47%
Optical devices (2)	22%	27%	18%
Cable devices (3)	3%	8%	3%
Others (4)	15%	8%	12%
GPS	—%	3%	15%
Subtotal	96%	100%	95%
Technical Support	2%	—%	—%
Construction	2%	—%	—%
GPS related services	—%	—%	5%
Total	100%	100%	100%

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

Services

We offer a range of monitoring and cable services and services packaged with our personal and vehicle tracking GPS systems.

Monitoring and Cable Services

We offer security and monitoring services which involves the installation of monitoring systems in buildings, including the design and implementation of various devices, such as coding and decoding devices, digital cameras and matrix exchanges. We also offer cable services and provide networking throughout buildings with proper devices and components, such as welding machines, optical digital audio machines, and audio and video distributors.

GPS Tracking Services

We entered into a network access right agreement in March 2009 with the Henan Subsidiary of China Unicom that allows the Company to use the China Unicom wireless network for providing GPS location and tracking services to third parties.  Through use of this wireless network, our GPS tracking devices that installed in vehicle fleets are able to provide critical, real-time location and security information.  Our services include installation of our GPS tracking devices, which are mounted on the interior of a vehicle, protecting the GPS product from weather, theft, and vandalism.  Our logistics and transportation customers in China are able to track their vehicle fleets through our software platform which is designed to be powerful yet user-friendly.  Our tracking service provides our customers with an ability to access real-time vehicle location, comprehensive vehicle and driver performance information, real-time asset tracking, route management information, and trip optimization.  We also staff a 24/7 call center to handle subscriber queries and emergency calls.  Currently, the system has approximately 400 test users and receives about 20 subscriber calls per day.

Manufacturing and Suppliers

Manufacturing

Our manufacturing operations consist of the procurement and inspection of materials and components, final system quality control testing and packaging. We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. The use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products. This model also allows us to have significantly reduced capital requirements. The assembled products are then delivered to our facilities for final system quality control testing against product specifications and product configuration, including software installation.

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

Suppliers

We subcontract all manufacturing on a turnkey basis, with our suppliers delivering fully assembled and tested products based on our proprietary designs. The materials used in our product include LCDs, ICs, flash memories, WiFi modules, GPS modules, capacitors, resistors, switches, connectors and batteries.  Our contract manufacturers are located in Hang Zhou, Shen Zhen and Zheng Zhou, China. We believe that we are able to achieve quality control over products manufactured under our contract manufacturing arrangements by sending our technicians on site to supervise the production and testing of our products. We believe that the use of this model allows us to focus substantially all of our resources on determining customer requirements and on the design, development and support of our products.

 Four suppliers, Sichuan Jinwangtong Technology Co. Ltd., Farway Electronics Factory, Guangzhou Beidou Dasantong Navigation Technology Co., Ltd., and Hangzhou Jingbao Electronic Ltd., are our largest suppliers of components of our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2010. Three suppliers, Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd., each accounted for more than 10% of our purchases of components for our products for the fiscal years ended December 31, 2009 and 2008.  We believe that the raw materials and components used in manufacturing our products are available from enough sources to be able to satisfy our needs. Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

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

Sales and Marketing

We have a broad sales network throughout China. Our sales network spans throughout the Henan Province. Our distribution network includes exclusive provincial and regional distributors, resellers and brand-name counters.

We are highly dependent upon sales of our products to certain of our customers. During our fiscal year ended December 31, 2010, two customers, Yiyang Radio & Television Bureau and Huaxian Radio & Television Bureau, each accounted for approximately 6% and 5% of our net revenues. During our fiscal year ended December 31, 2009, five customers, Nanyang Radio & Television Bureau, Kaifeng Radio & Television Bureau, Pingding Radio & Television Bureau, Mengzhou Radio & Television Bureau, and Anyang Radio & Television Bureau, each accounted for approximately 7%, 6%, 6%, 6%, and 6% of our net revenues. During our fiscal year ended December 31, 2008, two customers, Neihuang Radio & Television Bureau and Kaifeng Radio & Television Bureau, each accounted for approximately 10% of our net revenues. No other customer accounted for greater than 5% of our net revenues during these periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of any customers to which we sell a significant amount of our products, or from which we receive significant portion of orders, or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

For our GPS products and services, we provide a complete package and solution to our customers in China that include hardware, software and services.  We sell the subscription services to customers with terms of the service contracts offered ranging from 12 to 24 months and, which are payable in full upon activation of the related unit or renewal of a previous service contract. The services include use of our tracking software and access to our 24/7 customer support.  Our installation and services fees are generally charged on a per-vehicle basis, which we believe allows us to not only market effectively to large fleet operators but also smaller fleet operators that are not required to have a minimum size fleet for our product and services.

Our direct sales force sells our GPS location and tracking systems primarily to fleet truck operators and logistics providers through our internal sales account executives in China. The efforts of our sales executives are supported by our systems sales consultants, client management, and customer service professionals. Our internal sales and support staff have an intimate working knowledge of the hardware and software configurations and experience integrating our systems into fleets. We primarily focus our direct sales and marketing efforts on transportation and logistics companies of all sizes in China, but we also market to other markets such as automobile dealerships and government municipalities.

In December 2010, our vehicle-embedded GPS products received “transportation product certification” issued by the National Transportation Ministry, which we believe will facilitate the expansion of our GPS projects.

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

For the years ended December 31, 2010, 2009 and 2008, we have invested approximately $399,000 $221,000, and $10,000, respectively, in research and development.  The increase in research and development in 2010 as compared to 2009 was, in part, due to advancement of our GPS product and services segment. For the year ended December 31, 2008, the Company received a reimbursement from the local government for all of its research and development expenses for that year, and therefore research and development expenses net of reimbursement was nil.

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

Competition in fleet management for the transport and logistics industry in China is highly competitive and fragmented.  Advances in technology has resulted in increased affordability and functionality of wireless communications and internet technologies, which have reduced barriers to enter into the GPS tracking product and services market. Our GPS products and services business compete primarily on the basis of quality, price, customer service, and ease of use.

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

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the portable electronic product industry. Prior to January 2009, we relied upon a patent licensed from our Chief Executive Officer and Chairman of the Board, Zhong Bo, which granted us rights to intellectual property that is necessary or useful for our business. Mr. Zhong transferred the patent to us in January 2009 through application to SIPO for the transfer of the patent to Zhengzhou ZST. SIPO accepted the application on December 31, 2008 and the patent transfer to Zhengzhou ZST was approved on January 9, 2009. Mr. Zhong did not receive any additional consideration for the transfer of the intellectual property rights to the Company, other than the execution of the patent license agreement being a condition to the closing of the Share Exchange.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to three times of the license fee under a contractual license.  In the case of false patents, if there is no license fee for reference, the damages may be reasonably determined in an amount ranging from RMB 10,000 to RMB 1,000,000.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne. The revenue from installation services and GPS subscription services are subject to business tax with a rate of 5%.

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

Employees

As of December 31, 2010, we had approximately 124 employees.  All of our employees are based in China. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and work-related injury insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $48,000, $19,000 and $6,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

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

Set-top boxes and networking products, as well as GPS tracking systems, such as those we offer are often subject to declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. These products are also subject to rapid technological changes which often cause product obsolescence. Companies within our industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is short, typically generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, third party network systems operators and systems integrators expect suppliers, such as our Company, to cut their costs and lower the price of their products to lessen the negative impact on their own profit margins. As a result, we have previously reduced the price of some of our products and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

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

The substantial portion of our revenues currently consists primarily of sales of our set-top boxes. In addition, we currently derive, and expect to continue to derive in the near term, revenue from sales of our set-top boxes to a limited number of customers. Continued market acceptance of our set-top boxes is critical to our future success. If we are not able to expand sales of our set-top boxes to other providers of digital television, our growth prospects will be limited, and our revenues will be substantially impacted.

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

Our existing customers for our set-top boxes and networking products are cable television operators, which compete with direct-to-home satellite video providers and terrestrial broadcasters for the same pool of viewers. As technologies develop, other means of delivering information and entertainment to television viewers are evolving. For example, some telecommunications companies are seeking to compete with terrestrial broadcasters, cable television network operators and direct-to-home satellite services by offering internet protocol television, which allows telecommunications companies to stream television programs through telephone lines or fiber optic lines. To the extent that the terrestrial television networks, telecommunications companies and direct-to-home satellite providers compete successfully against cable television networks services for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected. As a result, demand for our set-top boxes could decline and we may not be able to sustain our current revenue levels.

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

If we were to lose our access to the China Unicom wireless network on which our GPS services to third-party depends, the loss would substantially interfere with our ability to transact the GPS segment of our business.

Our GPS business is largely based on our access to the China Unicom wireless network.  In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services to third parties.  We began providing GPS location and tracking services to third parties in the fourth quarter of 2009.   If we were to lose our access to the China Unicom wireless network on which our services to third-party depends, the loss would substantially interfere with our ability to transact the GPS segment of our business.  There are a limited number of wireless networks available in China, and if we were to lose our right to use the China Unicom wireless network, we would be forced to attempt to seek and negotiate access to on another network. There is no guarantee that we would be able to obtain access to another wireless network, and if we were able to, any down time associated with the loss of access to the wireless network could render our GPS systems, as issued, useless. Even if we were then able to identify and negotiate access to another wireless network, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of our access to the China Unicom wireless network could a material adverse effect on our financial position and results of operations.

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

The primary market in which we compete—set-top boxes and networking products—is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design; and

•	quality service and support to retailers and our customers.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators for many years. These competitors include companies such as Shenzhen Coship Electronics Co., Ltd; TianPo Broadband Network Technology Co, Ltd; and Qingdao Hisense Electric Co., Ltd.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing set-top box products. We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes. As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business. We also face competition from set-top boxes that have been internally developed by digital video providers.

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

Our businesses change rapidly as new technologies are developed. These new technologies may cause our services and products to become obsolete. Changes in existing technologies could also cause demand for our products and services to decline. For example, if changes in technology allow digital television subscribers to use devices such as personal computers, cable ready televisions and network based digital video recording services in place of set-top boxes, our customers may not need to purchase our set-top boxes to provide their digital television subscribers with digital video recording and other set-top box features. One or more new technologies also could be introduced that compete favorably with our products or that cause our products to no longer be of significant benefit to our customers.

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

We are highly dependent upon sales of our products to certain of our customers.  During the year ended December 31, 2010, Yiyang Radio & Television Bureau and Huaxian Radio & Television Bureau, accounted for approximately 6% and 5% , respectively, of our net revenues.   During our fiscal year ended December 31, 2009, Nanyang Radio & Television Bureau, Kaifeng Radio & Television Bureau, Pingding Radio & Television Bureau, Mengzhou Radio & Television Bureau, and Anyang Radio & Television Bureau each accounted for approximately 7%, 6%, 6%, 6% and 6%, respectively, of our net revenues. During our fiscal year ended December 31, 2008, Neihuang Radio & Television Bureau and Kaifeng Radio & Television Bureau each accounted for approximately 10% of our net revenues. No other customer accounted for greater than 5% of our net revenues during these periods.

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

In addition, there are a relatively small number of potential new customers for our set-top boxes and we expect this customer concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers. If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Sichuan Jinwangtong Technology Co. Ltd., Farway Electronics Factory, Guangzhou Beidou Dasantong Navigation Technology Co., Ltd., and Hangzhou Jingbao Electronic Ltd., each accounted for more than 10% of our purchases of components for our products for the year ended December 31, 2010.  Hangzhou Jingbao Electronic Ltd., Sichuan Jinwangtong Technology Co. Ltd. and Jinbo Electronic Co. Ltd. each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2009.    Hangzhou Jingbao Electronic Ltd., Farway Electronics Factory and Henan Hui-ke Electronics Co., Ltd. each accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2008.  Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

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

We depend upon a patent that was transferred to us by Zhong Bo, our Chief Executive Officer and Chairman of the Board. The loss of this patent or our failure to properly maintain or enforce the patent may require us to suspend our operations until we obtain replacements and/or redesign our products.

Prior to January 2009, we relied upon a patent licensed from our Chief Executive Officer and Chairman of the Board, Zhong Bo, which granted us rights to intellectual property that is necessary or useful for our business. Mr. Zhong transferred the patent to us in January 2009 through application to SIPO for the transfer of the patent to Zhengzhou ZST. SIPO accepted the application on December 31, 2008 and the patent transfer to Zhengzhou ZST was approved on January 9, 2009. Mr. Zhong did not receive any additional consideration for the transfer of the intellectual property rights to the Company, other than the execution of the patent license agreement being a condition to the closing of the Share Exchange.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our technologies, including both internally developed technology and technology licensed from an affiliated party. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our intellectual property, any of the following occurrences may reduce the value of our intellectual property:

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

We currently primarily depend on net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We recently completed a public offering of shares of common stock, and we filed a universal shelf registration statement with the SEC for the future sale of an indeterminate amount of debt securities, common stock, preferred stock, warrants and other securities. The securities may be offered from time to time, if at all, separately or together.  Obtaining financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, Zhengzhou ZST’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Zhengzhou ZST’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

On January 14, 2009, Zhong Bo, our Chief Executive Officer, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”) each entered into a Common Stock Purchase Agreement pursuant to which the Company issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the “Purchase Right”). The purchase price for the shares was paid in full on May 25, 2009. Each of the stockholders and warrantholders of the Company prior to the Share Exchange agreed to cancel 0.3317 shares of common stock and warrants to purchase 0.5328 shares of common stock held by each of them for each one (1) share of common stock purchased by the ZST Management pursuant to the Purchase Right (the “Share and Warrant Cancellation”). After giving effect to the Purchase Right and Share and Warrant Cancellation, Mr. Zhong beneficially owned approximately 59.87% of our outstanding common stock upon the acquisition of shares under the Purchase Right.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the money supply and rising inflation.  According to the National Bureau of Statistics of China, China’s Consumer Price Index increased 2.7% in February 2010 over February 2009.  If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth.  In 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy.  In 2007, and most recently in October 2010, the People’s Bank of China raised the interest rate again.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78” to regulate the foreign exchange matters associated with the employee stock option plans granted to PRC individuals by companies whose shares are listed on overseas stock exchanges. Domestic individuals who are granted shares or share options by companies listed on overseas stock exchanges based on the company’s employee share option or share incentive plan are required to register with the SAFE or its local counterparts. Pursuant to Circular 78, PRC individuals participating in the employee stock option plans of the overseas listed companies must entrust a domestic agent, which can be a subsidiary of the overseas listed company in China to handle various foreign exchange matters associated with their employee stock options plans. The PRC agents or employers must, on behalf of the domestic individuals who have the right to exercise the employee stock options, apply annually to the SAFE or its local competent branches for a quota for the conversion and/or payment of foreign currencies in connection with the domestic individuals’ exercise of the employee stock options. The foreign exchange proceeds received by the domestic individuals from sale of shares under the stock option plans granted by the overseas listed companies must be remitted into the bank accounts in China opened by their employers or PRC agents. We have adopted the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan and plan to make substantial option grants to our officers and directors, most of who are PRC citizens. We plan to advise our employees and directors participating in our stock incentive plan to handle foreign exchange matters in accordance with Circular 78.  However, we cannot assure that the stock options holders can successfully complete the registration with the SAFE in full compliance with Circular 78. The failure of our stock options holders to complete their SAFE registration pursuant to Circular 78 and other SAFE requirements may subject these PRC individuals to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to us or otherwise materially adversely affect our business.

Further, in 2005 and 2006, the Ministry of Finance and the State Administration of Taxation jointly issued notices concerning the individual income tax on earnings from employee stock options. The notice requires PRC companies that implement employee share option programs in the PRC, under which the shares issuable are the shares of listed companies (domestic or overseas) to (i) file the employee share option plans and other relevant documents to the local taxation departments having jurisdiction over them before implementation of such employee share option plans; and (ii) file share option exercise notices and other relevant documents with the local taxation departments having jurisdiction over them before exercise by the employees of the share options. To comply with the requirement, we will file the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan with the local taxation bureau.

Any outbreak of the Swine Flu (H1N1), severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur. Our business is dependent upon our ability to continue to manufacture and distribute our products, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

●	quarantines or closures of our manufacturing or distribution facilities or the retail outlets, which would severely disrupt our operations,

●	the sickness or death of our key officers and employees, and

●	a general slowdown in the Chinese economy.

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

The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, World Orient, Global Asia and EverFair. We, World Orient, Global Asia and EverFair all have members of management located in China. If the PRC tax authorities determine that we, World Orient, Global Asia or EverFair is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. If we, World Orient, Global Asia or EverFair are required to pay income tax on our worldwide income at the 25% tax rate, the amount of dividends we, World Orient, Global Asia or EverFair could pay to its shareholders would be materially reduced.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.  As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock.

Dividends EverFair receives from Zhengzhou ZST located in the PRC may be subject to PRC withholding tax.

If we, World Orient, Global Asia and EverFair are not treated as a resident enterprise under the New EIT Law, then dividends that EverFair receive from Zhengzhou ZST may be subject to PRC withholding tax. The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the New EIT Law. Further, pursuant to the Double Tax Avoidance Arrangement between Hong Kong and Mainland China and the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the State Administration of Taxation, if the Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China incessantly within 12 months immediately prior to obtaining dividend from such company, the 10% withholding tax on the dividends the Hong Kong resident enterprise received from such company in China is reduced to 5%.

As described above, the PRC tax authorities determine the resident enterprise status of entities organized under the laws of foreign jurisdictions, including ZST, World Orient, Global Asia or EverFair, on a case-by-case basis. Each of ZST, World Orient, Global Asia or EverFair is a holding company and substantially all of its income may be derived from dividends EverFair receives from Zhengzhou ZST. EverFair is incorporated in Hong Kong, which owns 100% equity interest in Zhengzhou ZST. Thus, if ZST, World Orient, Global Asia or EverFair is considered as a “non-resident enterprise” under the New EIT Law and EverFair is considered as a Hong Kong resident enterprise under the Double Tax Avoidance Arrangement, dividends paid to EverFair by Zhengzhou ZST may be subject to the reduced 5% enterprise income tax. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Notice on the Comprehension and Recognition of Beneficial Owner in Tax Treaties issued on October 27, 2009 by the State Administration of Taxation, funnel companies, which are established for the purpose of evading or reducing tax, transferring or accumulating profits, shall not be recognized as beneficial owner and thus are not entitled to the abovementioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. If we are required under the New EIT Law to pay income tax for any dividends EverFair receive from Zhengzhou ZST, or if EverFair is determined by PRC government authority as receiving benefits from reduced income tax rate due to a structure or arrangement that is primarily tax-driven, it would materially and adversely affect the amount of dividends, if any, we may pay to our shareholders.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to shareholders by the Company are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law, PRC enterprise income tax at the rate of 20% is applicable to dividends payable by us to our investors that are non-resident enterprises which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the New EIT Law.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and the Company is considered as a resident enterprise which is domiciled in China for tax purpose.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

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

Furthermore, non-resident individual investors may be required to pay PRC individual income tax at a rate of 20% on interests or dividends payable to the investors or any capital gains realized from the transfer of shares if such gains are deemed income derived from sources within the PRC. Under the PRC Individual Income Tax Law, or IIT Law, non-resident individual refers to an individual who has no domicile in China and does not stay in the territory of China or who has no domicile in China and has stayed in the territory of China for less than one year. Pursuant to the IIT Law and its implementation rules, for purposes of the PRC capital gains tax, the taxable income will be the balance of the total income obtained from the transfer of the shares minus all the costs and expenses that are permitted under PRC tax laws to be deducted from the income. If we are considered a ‘‘resident enterprise’’ and relevant competent PRC tax authorities consider dividends we pay with respect to our shares and the gains realized from the transfer of our shares to be income derived from sources within the PRC, such gains earned by non-resident individuals may be subject to PRC withholding tax at a rate of 20%. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors that are non-resident individuals or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer and deny the existence of the offshore holding company that is used for tax planning purposes.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile.

Prior to the listing of our common stock on the NASDAQ Global Market in October 2009, there was no public market for our securities in the United States.  The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our annual and quarterly results of operations;

●	changes in securities analysts’ expectations;

●	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

●	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	conditions and trends in our industry;

●	general market, economic, industry and political conditions;

●	changes in market values of comparable companies;

●	additions or departures of key personnel;

●	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

●	future sales of equity or debt securities, including sales which dilute existing investors.

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

As of the date of this Annual Report, we had approximately 11,710,442 shares of common stock outstanding.  In October 2009, we conducted a registered public offering of 3,125,000 shares of common stock, and all of these shares are now freely tradable.  Also in October 2009, we registered 1,263,723 shares of common stock underlying shares of Series A Convertible Preferred Stock that were issued in a series of equity financings that was conducted in connection with the Share Exchange (the “Private Placement Shares”).  Each private placement investor may sell or transfer any shares of the common stock pursuant to the effective registration statement.  We also registered 278,600 shares of common stock held by certain of our stockholders immediately prior to the Share Exchange (the “SRKP Shares”).  In January 2010, we registered 1,086,400 shares of common stock held by affiliates of WestPark, all of which may be freely sold and transferred.

Additionally, the former stockholders of World Orient and/or their designees and the ZST Management, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”) as of January 2010, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the date of this Annual Report, 1% of our issued and outstanding shares of common stock was approximately 117,104 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

At our annual meeting of stockholders to be held on August 23, 2010, our stockholders approved the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan covering 500,000 shares of our common stock.  We have issued and intend to further issue various types of awards under the plan, including, but not limited to, stock options and restricted shares of common stock. Grants or other stock awards pursuant to the plan will cause us to incur significant non-cash equity-based compensation charges. This non-cash charge will be amortized over the vesting period of the awards. These non-cash charges will negatively impact our results of operations, specifically our net income and net income per share.  Additionally, any future awards made pursuant to the plan could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the stock issued is sold into the public market. Further, the issuance of any stock awards pursuant to the plan will have a dilutive impact on other stockholders by decreasing their ownership percentage of our outstanding common stock. An adverse impact on the trading price of our common stock may negatively affect our ability to use to our securities to raise capital or to acquire other companies using our securities.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting may cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise and have a materially adverse effect on our reputation and business.

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at August 10, 2010, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures.

Our controls and procedures were primarily adversely affected by the lack of experience within the company in complying with the requirements of a publicly reporting entity.  With the exception of our CFO, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  We have engaged a third-party internal controls consultant to assist the Company to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. We are currently in the process of validating the recommendations made by the internal controls consultant.

No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls. Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the significant deficiencies discussed above when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.  Also, as we hire more experienced staff and advisors, additional deficiencies may be identified that will need to be remediated.  These additional deficiencies may also have caused our historical financial results to be incorrect, which, if material, could require a restatement.  As a result, we may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

On April 24, 2009, the Company entered into a House Lease Agreement for the property located at 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Province, China, with a floor area of approximately 945 square meters (the “Lease”). The Lease has a term from May 21, 2009 to April 30, 2011 and the annual rent is RMB 400,000, which is approximately USD$58,485. We use this leased property as our principal office.

Mr. Zhong Bo, our Chief Executive Officer, owned an  approximately 115 square meters of real estate for approximately RMB Yuan 665,000 (equivalent to approximately USD$97,000) at Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, China,  Mr. Zhong permits the Company to use such property as office free of charge.

On March 12 and December 29, 2010, respectively, we entered into purchase agreements for office spaces of 2,100 square meters and 2,880 square meters in ITC Kung Kuan with Zhengzhou Zhong Xing Real Estate Co., Ltd.  Under the agreements, we agreed to purchase the twenty-seventh to twenty-ninth floors (2,100 square meters) and the third and fourth floors (2,880 square meters) of the building for office space located in Zhengzhou City of Henan Province for a total purchase price of approximately RMB63.2 million, which is equal to approximately US$9.5 million.  The total purchased area is approximately 4,980 square meters.  Additionally, the seller agreed to deliver the floors of the building before May 18, 2011.

We believe that after occupation of the new office spaces, our facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

There are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.   RESERVED.

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

On March 2, 2011 the closing sales price for our common stock on the NASDAQ Global Market was $6.38 per share.

The following table summarizes the high and low sales price of our common stock as reported by the NASDAQ Global Market for each quarter in the year ended December 31, 2010 and 2009.

	High	Low
Year ended December 31, 2010
Fourth Quarter	$8.48	$6.07
Third Quarter	7.34	4.43
Second Quarter	8.11	4.83
First Quarter	11.90	7.42

	High	Low
Year ended December 31, 2009
Fourth Quarter (from listing on October 20, 2009)	$9.35	$5.60

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

●	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

●	Our financial position and results of operations;

●	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

●	Announcements of innovations or new products or services by us or our competitors;

●	Federal and state governmental regulatory actions and the impact of such requirements on our business;

●	The development of litigation against us;

●	Period-to-period fluctuations in our operating results;

●	Changes in estimates of our performance by any securities analysts;

●	The issuance of new equity securities pursuant to a future offering or acquisition;

●	Changes in interest rates;

●	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Investor perceptions of our Company; and

●	General economic and other national conditions.

Holders

As of March 2, 2011, we had 27 stockholders of record of 11,710,442 shares of our common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended December 31, 2010, 2009 and 2008.

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

Stock Repurchase by Issuer

In August 2010, our Board of Directors authorized us to repurchase outstanding shares of our common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of our management and as market conditions allow.  The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 30, 2010	-	-	-	-
November 1 to November 30, 2010	24,900	$7.97	24,900	$801,665
December 1 to December 31, 2010	-	-	-	-
Total	24,900	$7.97	24,900	$801,665

Securities Authorized for Issuance under Equity Compensation Plans

Our equity compensation plan information is provided as set forth in Part III, Item 11.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following summary financial information contains consolidated statement of operations data for each of the years in the five-year period ended December 31, 2010 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2010. The consolidated statement of operations data and balance sheet data were derived from the audited consolidated financial statements. Such financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statements of Operations (U.S. Dollars in Thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008	2007	2006

Revenue	$134,569	$100,414	$55,431	$28,717	$5,650
Cost of goods sold	99,770	83,333	45,594	23,221	4,478
Gross Profit	34,799	17,081	9,837	5,496	1,172

Operating Costs and Expenses
Selling expenses	744	459	146	3	19
General and administrative	3,691	1,806	1,027	759	272
Merger cost	-	567	-	-	-
Research and development	400	221	-	89	-
Total operating costs and expenses	4,835	3,053	1,173	851	291
Income from operations	29,964	14,028	8,664	4,645	881

Other income (expenses)
Gain on disposal of assets	(1)	-	(11)	-	48
Interest income	77	59	10	3	-
Interest expense	-	(156)	(339)	(196)	(12)
Imputed interest	-	(31)	(71)	(70)	(20)
Government grant	56	380	-	-	-
Sundry income (expense), net	(19)	(16)	(11)	-	55
Total other income (expenses)	113	(236)	(422)	(263)	71

Income before income taxes	30,077	14,264	8,242	4,382	952
Income taxes	7,983	(4,085)	(2,133)	(1,515)	(314)

Net income	$22,094	$10,179	$6,109	$2,867	$638

Basic earnings per share	$1.90	$1.16	$1.04	$0.49	$0.11

Weighted average shares outstanding, basic	11,650,442	8,776,491	5,896,723	5,896,723	5,896,723

Diluted earnings per share	$1.90	$1.16	$1.04	$0.49	$0.11

Weighted average shares outstanding, diluted	11,650,442	8,776,491	5,896,723	5,896,723	5,896,723

Consolidated Balance Sheets (U.S. Dollars in Thousands)

	December 31,
	2010	2009	2008	2007	2006

Total current assets	$66,390	$48,223	$17,270	$16,918	$8,069
Total assets	77,100	50,128	17,304	16,980	8,150
Total current liabilities	5,264	2,348	8,321	14,413	6,381
Total liabilities	5,264	2,348	8,321	14,413	6,381
Total stockholders' equity	71,836	47,780	8,983	2,567	1,769

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

The following discussion relates to the financial condition and results of operations of ZST Digital Networks, Inc. (the “Company”) its wholly-owned subsidiary World Orient Universal Limited, a company organized under the laws of the British Virgin Islands (“World Orient”), its wholly-owned subsidiary, Global Asia Universal Limited, a company organized under the laws of the British Virgin Islands (“Global Asia”), its wholly-owned subsidiary, Everfair Technologies, Ltd., a company organized under the laws of Hong Kong (“Everfair”), and its wholly-owned subsidiary, Zhengzhou Shenyang Technology Company Limited, a company organized under the laws of the People’s Republic of China (“ZST PRC”).  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes included in this Annual Report.

Summary of Operating Results for 2010

The following summary is intended to provide significant highlights of the discussion and analysis for the year ended December 31, 2010.

•	Total revenue for year ended December 31, 2010 was $134.6 million, an increase of 34% compared to fiscal 2009.
•	Gross profit for the year ended December 31, 2010 was $34.8 million, an increase of 104% compared to fiscal 2009.
•	Gross profit ratio for fiscal 2010 was 26% compared to 17% for fiscal 2009.
•	Net income for fiscal 2010 was $22.1 million, an increase of 117% compared to fiscal 2009.
•	Net income to revenue ratio for fiscal 2010 was 16.4% compared to 10.1% for fiscal 2009.
•	Basic and diluted earnings per share were both $1.90 for fiscal 2010, an increase of $0.74 compared to $1.16 for basic and diluted earnings per share for fiscal 2009.

Overview

We are principally engaged in two business lines: (1) to supply digital and optical network equipment to cable system operators in the Henan Province of China and (2) to provide GPS location and tracking services in the Henan Province of China.

Cable TV-Related Business

We offer a range of cable television devices and related networking products, including Internet protocol television (“IPTV”) set-top boxes, which integrate Internet, multi-media, and communication technologies. We also offer power supplies, remote controls, and other devices and accessories. Our product sales also include a line of fiber-optic receivers, which convert fiber-optic transmissions into digital RF signals that are amplified and distributed through an optical cable system, optical transmitters that are used in the transmission of cable system front optical fiber signal, and cable transmission amplifiers, which enhance the signal quality in cable networks.

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

We also provide installation services for system equipment ordered by local broadcasting TV bureaus and cable network operators through a network of distributors and resellers in Henan Province. Our customer base covers more than 30 regional cities and counties. In addition, we offer security and monitoring services, including design, installation, and implementation of various devices, such as coding and decoding devices, digital cameras, and matrix exchanges. Our cable services include networking in buildings.

GPS-Related Business

Since the fourth quarter of 2009, we have been providing GPS location and tracking services to third parties, mainly logistics and transportation trucking companies. In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services.

We expect that in the foreseeable future, the source of revenue for our business will be from (1) selling network system equipment and set-top boxes to cable system operators and (2) providing GPS location and tracking services to mainly logistics and transportation companies.   There are 118 counties within Henan Province whereas we are currently serving only 33 counties.  Consequently, we believe there is opportunity for future growth.  In the future, we may expand our business activities beyond the border of Henan Province.  Since we believe that the broadcasting and TV bureau at the provincial level is planning to redesign and enhance the entire network system in the entire Henan province, opportunities to bid for these projects exist. Our current goal for the GPS line of business is to continuously gain and secure market shares within Henan Province.

We expect that our business expenses will continue to increase as expenses associated with our efforts to expand sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a publicly-traded company, including costs associated with financial reporting, information technology, complying with federal securities laws (including the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  While we are striving for business growth, we also intend to focus on measures to control operational costs.

Recent Events

Purchase of Office Space

On March 12 and December 29, 2010, respectively, we entered into purchase agreements for office spaces of 2,100 square meters and 2,880 square meters of ITC Kung Kuan with Zhengzhou Zhong Xing Real Estate Co., Ltd.  Under the agreements, we agreed to purchase the twenty-seventh to twenty-ninth floors (2,100 square meters) and the third and fourth floors (2,880 square meters) of the building for office space located in Zhengzhou City of Henan Province for a total purchase price of approximately RMB63.2 million, which is equal to approximately US$9.5 million.  The total purchased area is approximately 4,980 square meters.  Additionally, the seller agreed to deliver the floors of the building before May 18, 2011. As of December 31, 2010, we had made full payment of approximately $9.5 million of the purchase price.

Stock Incentive Plan

On August 23, 2010, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Company’s 2010 Omnibus Incentive Plan (the “Plan”).  The Plan became effective on August 23, 2010 and will be administered by the Compensation Committee of the Company's Board of Directors, with participation and approval of the Board of Directors.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  An aggregate of 500,000 shares of the Company's common stock is reserved initially for issuance and available for awards under the Plan.  As of December 31, 2010, there were still 487,500 shares available for issuance under the Plan, since the Company had granted 12,500 shares of option to purchase common stock to Dr.  John Chen, CFO of the Company.

Corporate History

We were incorporated in the State of Delaware on December 7, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 9, 2009, we closed a share exchange transaction (“Share Exchange”) pursuant to which we (i) issued 1,985,000 shares of our common stock to acquire 100% equity ownership of World Orient, (ii) assumed the operations of World Orient and its subsidiaries, including ZST PRC, and (iii) changed our name from SRKP 18, Inc. to ZST Digital Networks, Inc.

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

Revenue Recognition

We derive revenues principally from the sale of products related to Cable TV systems, which include digital Cable TV network equipment and IPTV set-top boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

Revenue is recognized when the risk and rewards are transferred, delivery has occurred or the services have been rendered, persuasive evidence of any arrangement exists, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria as they apply to stand-alone sale of digital Cable TV network equipment, IPTV set-top boxes, and GPS devices, and the sale of GPS devices with installation service, and provision of technical services are as follows:

Sales of Digital Cable TV Network Equipment and GPS Devices

We recognize revenues from the sale of digital Cable TV network equipment and GPS devices when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations to customers.

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

Regarding warranty on GPS devices, we have a policy that provides coverage on repairs of GPS devices for a period of one year after the date of purchase.  In the event that repair is needed, customers will be responsible for the cost of parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectations of future conditions.  We did not incur warranty costs for the year ended December 31, 2010 and 2009.  Based on these facts, we record warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of December 31, 2010 and 2009.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenue

We are currently engaged in two main business lines: the provision of Cable TV related equipment and the provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Years Ended December 31,
	2009	2010
Sales revenue:
Sales of cable TV equipment	$96,513,119	$107,077,536
Sales of GPS devices	3,281,804	20,770,634
Revenue from sales of goods	99,794,923	127,848,170
Revenue from service:
GPS-related service	619,192	6,720,751
Total revenue	$100,414,115	$134,568,921

Overall our revenue was $134.6 million for the year ended December 31, 2010, representing an increase of $34.2 million or a 34.0% increase in comparison to $100.4 million for the year ended December 31, 2009.  The significant increase in revenue was contributed mainly by GPS-related business, revenue from sales of GPS devices and related service amounting to $27.5 million in fiscal 2010, representing an increase of $23.6 million or a 6.0 times increase in comparison to $3.9 million for fiscal 2009, since we did not launch GPS-related business until the fourth quarter of 2009.  GPS-related business contributed 23.5% of overall increase in sales revenue.  Sales of Cable TV-related equipment also increased in fiscal 2010 and contributed 10.5% to overall increase of sales revenue.

Sales of Cable TV-Related Equipment:

We sell two types of Cable TV-related equipment: digital Cable TV network equipment and IPTV (internet protocol television) set-top boxes.  Net revenue from Cable TV-related business were $107.1 million and $96.5 million and accounted to 79.6% and 96.1% to total sales revenue for fiscal 2010 and 2009, respectively.  The fact that sales proportion of Cable TV-related equipment decreased from 96.1% to 79.6% during the year 2009 and 2010 reflected our operating strategy to enhance rapid growth of GPS-related business while maintain stable development of Cable TV-related business.

Net revenue from the two product lines of Cable TV-related equipment are as follows:

	Years Ended December 31,
	2009	2010
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	$53,926,556	$62,804,763
Sales of cable TV network equipment	42,586,563	44,272,773
	$96,513,119	$107,077,536

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $62.8 million, an increase of $8.9 million or 16.5% compared with $53.9 million for fiscal 2009.   We sold only one type of High Definition IPTV set-top box in 2009; however, during the first quarter of 2010, we launched the Standard Definition IPTV set-top box line with a lower average selling price to capture additional market share in rural cities and counties.

Sales revenue from High Definition products was $40.3 million for fiscal 2010, a decrease of $13.6 million or 25.3% compared with $53.9 million for fiscal 2009.  The decrease in sales revenue of High Definition IPTV set-top boxes was the combined effect of a 12.9% decrease in selling prices and a 14.2% decrease in sales volume.  The High Definition IPTV set-top boxes had higher selling prices when the products were first launched in 2009; in 2010, we adjusted the selling price to a lower price comparable with market trends.  At the same time, the sales volume of High Definition products decreased along with the launch of much cheaper Standard Definition products in 2010.

Sales revenue from Standard Definition products was $22.5 million for fiscal 2010.  Since there were no such sales in 2009, sales of Standard Definition products in 2010 constituted a net increase in sales of IPTV set-top boxes, which brought about the net increase of $8.9 million in overall set-top boxes sales after offsetting decrease in sales of High Definition products.

Though sales revenue from Standard Definition products only amounted to 35.8% of sales from IPTV set-top box products, the sales volume of Standard Definition products amounted to 59.8% of total volume of IPTV set-top boxes sold, since the selling price of Standard Definition products were much lower.  The overall sales volume of IPTV set-top boxes in 2010 was 1.1 times of the volume in 2009.

The Chinese governmental regulation encouraged the continued integration of telecommunications networks, Cable TV networks and the Internet in 2010.  As the terminal units of Cable TV networks, the demand for IPTV set-top boxes increased during the integration process. As a result of this integration process, we expanded our sales in IPTV set-top boxes during fiscal 2010.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $44.3 million for fiscal 2010, a slight increase of $1.7 million or 4.0% compared to $42.6 million for fiscal 2009.  As the result of a continued shift in resource allocation to the IPTV set-up box business unit, the sales of cable TV network equipment were stable compared between fiscal 2010 and 2009.

GPS Products:

Revenue from sales of GPS devices and GPS-related service was $27.5 million, which accounted to 20.4% of total sales revenue for fiscal 2010. We entered into GPS-related business in the fourth quarter of 2009 whereas there were only two months GPS operations in fiscal 2009 with revenue of $3.9 million.  We intend to concentrate on and dedicate resources to the continuous development of our GPS business.

Among the $27.5 million sales revenue from GPS business, sales of GPS devices amounted to $20.8 million and GPS-related service amounted to $6.7 million. GPS-related services fees include service fee from installation service and subscription service for tracking and locating.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products are purchased from suppliers on a turnkey basis.  Total cost of sales was $99.8 million in fiscal 2010, compared with $83.3 million for fiscal 2009, representing an increase of approximately $16.4 million or 19.7%.  The 19.7% increase in cost of sales was lower than the 34.0% increase in sales revenue, which indicated an increase in gross margin.  The primary driver for the increase in gross profit margin was due to the fact that the recently launched GPS business and Standard Definition IPTV set-top box sales had a higher gross margin than both Cable TV network equipment and High-Definition IPTV set-top boxes sold during fiscal 2009.

Gross Margin

Gross margin for fiscal 2010 was 25.9%, an increase of 8.9%, compared with gross margin of 17.0% for the year 2009.  With the exception of GPS-related services, which have a gross margin of 96.9%, the gross margin for sales of products was 22.1% for fiscal 2010, which was 5.5% higher when compared to 16.6% for fiscal 2009.  As discussed above, the primary driver for the increase in gross margin was a result of combining the recently launched GPS business and Standard Definition IPTV set-top boxes, which has a higher gross margin than the traditional business that existed in 2009.

The increase in gross margin on sales of products was driven mainly by sales of our Standard Definition set-top boxes, which has a gross margin of 39.4% during fiscal 2010.  Although the selling price of our Standard Definition products was lower than the selling price for our High Definition products, the production costs of our Standard Definition products were significantly lower than the production costs of our High Definition products in comparison.  Therefore, we were able to leverage a higher gross margin on the Standard Definition products.  We did not have sales of Standard Definition set-top boxes during fiscal 2009.  The gross margin in sales of GPS devices, which we launched in the fourth quarter of 2009, was 20.9% for fiscal 2010, higher than the overall gross margin of 2009.  The gross margin of traditional products, cable TV network equipment and High Definition IPTV set-top boxes, were 17.8% and 17.9%, respectively, during fiscal 2010, representing a slight increase, compared with 15.1% and 17.5% during fiscal 2009.

Selling Expense

Selling expense was $744,000 for fiscal 2010, representing an increase of $285,000 or 62.0% compared with $459,000 for fiscal 2009.  Selling expenses consist mainly of shipping costs, after-sale service, and salary of sales staff and increased along with expanded sales volume.

Selling expenses accounted for 0.6% and 0.5% of total revenue for fiscal 2010 and 2009, respectively.

Research and Development Expense

Research and development expense was $399,000 for fiscal 2010, an increase of $178,000 or 80.4%, compared to $221,000 in fiscal 2009.  Research and development expenses consist mainly of salaries of research and development department.

As a percentage to total revenue, research and development expense accounted for 0.3% and 0.2% for fiscal 2010 and 2009, respectively.

General and Administrative Expense

General and administrative expense was $3.7 million for fiscal 2010, representing an increase of $1.9 million, or a 104.4% increase, compared with $1.8 million for fiscal 2009.  General and administrative expense consists mainly of salary expense, consulting service fee, legal service fee, audit-related service fee and other office expenses. The increase in general and administrative expense was primarily due to the increase in salary expenses, consulting service fees, legal fees, and other expenses relating to being a publicly listed company.  We raised our employees’ salaries in October 2009, and on November 14, 2009, we entered into a 24-month Retention Agreement with our Chief Operating Officer for a total retention bonus of $285,000, which is amortized throughout the life of the agreement; and, the number of our employees increased with expanding of operation; as a result, the salary expense for fiscal 2010 amounted to $1.2 million, compared to $0.3 million during fiscal 2009.  The consulting fees were $1.0 million, an increase of $0.6 million, compared with $0.4 million for fiscal 2009, mainly due to a Consulting Agreement signed with Finance Access, Inc. and other third parties.  On October 28, 2009, we entered into a Consulting Agreement with Finance Access, Inc. and other third parties for a 24 months consulting service at total consideration of $1.55 million; which was to be amortized during the following 24 months with a full year’s amortization of approximate $0.8 million.   Legal fees and other administrative expenses increased primarily as a result of the Company becoming a publicly reported entity.

As a percentage to total revenue, general and administrative expense accounted for 2.7% and 1.8% for fiscal 2010 and 2009, respectively.

Interest Income (Expense)

Interest income was $79,000 for fiscal 2010, compared with net interest expense of $128,000 for fiscal 2009.  We paid off all the loans from the bank at the end of 2009 and no interest expense occurred in 2010.

Income Tax Provision

Income tax provision for fiscal 2010 was $8.0 million, an increase of $3.9 million or 95.4%, compared with $4.1 million for fiscal 2009.  The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in sales revenue and increased gross margin.  We also recognized a deferred tax assets resulting from the deferred revenue, which was subject to taxation under China Tax Laws for the year ended December 31, 2010.

As a percentage to total revenue, income tax provision accounted for 5.9% and 4.1% for fiscal 2010 and 2009, respectively.

Net Income

Net income was $22.1 million for fiscal 2010, an increase of $11.9 million or 116.7%, compared with $10.2 million for fiscal 2009.

Earnings per Share

Basic earnings per share were $1.90 for fiscal 2010, an increase of $0.74 compared with $1.16 for fiscal 2009.  The increase in earnings per share was a result of the increase in net income, which was offset in part by the increase in basic weighted average shares outstanding, which were 11,650,442 shares and 8,776,491 shares, respectively, for fiscal 2010 and 2009.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had cash and cash equivalents of $23.7 million and $13.6 million, respectively.  The increase in cash and cash equivalents was mainly attributed to operating activities, especially by net income earned during fiscal 2010. Our working capital was approximately $61.1 million and $45.9 million as of December 31, 2010 and 2009, respectively.

Our operations were financed by cash generated from operating activities in fiscal 2010, which was different from the prior year situation whereas our operating cash flow was negative $8.6 million and operating activities were financed by the proceeds through selling shares of our preferred stock and common stock in 2009.  We did not have material capital investment commitments as of December 31, 2010.  Cash and cash equivalents are enough to meet our day-to-day operating requirements at the current level of operating activities.  We may need external financing to supplement operating cash flows if we succeed in rapidly expanding our GPS-related business.

For fiscal 2010, net cash provided by operating activities was $18.5 million, representing an increase of $27.1 million as compared with the net cash used in operating activities of $8.6 million for fiscal 2009.  Among the $18.5 million net cash flow provided by operating activities, net income of the period contributed $22.1 million; and increase in deferred revenue from GPS subscription services contributed $2.4 million to operating cash flows as well; in the mean time, increase in accounts receivable accounted for $8.4 million of operating cash flow-out. The balance of accounts receivable increased by 34.6% compared to that of December 31, 2009, which was in line with the 34.0% increase in overall sales revenue.

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2010, our accounts receivable were approximately $33.5 million, of which approximately $7.2 million were for 10% customer hold backs.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected.

In accordance with the purchase contracts, we are required to make advance payments to our suppliers to purchase the IPTV and GPS devices, materials and add-on process work.  As of December 31, 2010, advances of approximately $7.3 million advances were outstanding, mainly consisting of advances to two suppliers accounting for 53% and 45% of total balance, respectively.

Net cash used in investing activities was $9.7 million for fiscal 2010, which was mainly the advanced payment for purchasing office space.

Regarding financing activities, our Board of Directors authorized us to repurchase outstanding shares of our common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of our management and as market conditions allow.  As of December 31, 2010, we repurchased 24,900 shares of its common stock at a cost of $198,000.  In comparison, during the year ended December 31, 2009, we received net proceeds of $25.8 million for sales of 1,263,723 shares of Series A Convertible Preferred Stock and sales of 3,125,000 shares of common stock in the public offering in 2009; and with such cash infusion we repaid $2.4 million in short term bank loans in 2009.

Contractual Obligations

None.

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have material impact on our sales.

Quarterly Information (Unaudited)

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarterly Financial Data
2009	First	Second	Third	Fourth
Net sales	$17,761	$23,679	$28,628	$30,347
Gross profit	2,916	3,573	4,805	5,788
Net income attributable to common shares	1,246	2,562	3,292	3,078
Basic earnings per share	$0.16	$0.31	$0.39	$0.28

	Quarterly Financial Data
2010	First	Second	Third	Fourth
Net sales	$17,048	$33,046	$38,519	$45,956
Gross profit	4,174	8,247	10,023	12,354

Net income attributable to common shares	1,970	5,204	6,410	8,511
Basic earnings per share	$0.17	$0.45	$0.55	$0.73

Employment Agreement

On December 13, 2010, we entered into an employment agreement with Zhong Bo as the Company’s Chief Executive Officer effective as of January 1, 2011 pursuant to which Mr. Zhong will be entitled to an annual base salary of RMB 1,880,000 (equal to approximately US$282,000), subject to modification from time to time by written agreement between Mr. Zhong and the Company.  Payment of salary will be made on a quarterly basis, in advance of each quarter of work performed.  The initial term of the employment agreement will be 12 months, with automatic 12-month extensions unless either party provides 90 days written notice of termination prior to the expiration of a term.

Recently Issued Accounting Pronouncements Adopted

Effective January 1, 2010, the Company adopted ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The adoption of this ASU did not have a material impact on its consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2010, the Company adopted ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.   The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Adopted Yet

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

The FASB has issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company believes that the adoption of this ASU 2010-28 will not have material impact on its consolidated financial position and operating result.

The FASB has issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company believes that the adoption of this ASU 2010-29 will not have material impact on its consolidated financial position and operating result.

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in that we are able to assure that that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is effective.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2009, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to certain significant deficiencies, which included (i) our accounting personnel in the PRC having insufficient expertise in US GAAP and the US securities laws and (ii) our internal audit function lacked qualified resources to properly perform internal audit functions. During 2010, we implemented numerous remedial steps to resolve these significant deficiencies.  During the first half of 2010, we engaged a third-party internal controls consulting firm to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant, which is a top-20 accounting firm, to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.  We supplied our accounting staff with translated versions of the SEC's Division of Corporation Finance—Financial Reporting Manual and conducted training seminars that covered various topics, including a comparison of US and PRC GAAP and the importance of internal controls over financial reporting. We also developed, implemented, and tested new controls, including controls covering contingent liabilities, inventory impairment, related party disclosures.  We were also able to improve our internal audit functions primarily through the assistance of our consultant.  Through the remedial steps described above, we were able to successfully remediate the significant deficiencies prior to December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Zhong Bo	60	Chief Executive Officer, Chairman of the Board
Zhong Lin	30	Chief Operating Officer, Director
John Chen	33	Chief Financial Officer
Xue Na	33	Corporate Secretary, Deputy General Manager and President of the Labor Union
Yang Ai Mei	60	Director
Tian Li Zhi	37	Director
Liu Hui Fang	32	Director
Zhang Jian’sheng	47	Director

Zhong Bo has served as Chief Executive Officer and Chairman of the Board of the Company since January 9, 2009 and has been chairman of the board of Zhengzhou Shenyang Technology Company Limited, a wholly-owned subsidiary of the Company (“Zhengzhou ZST”), since 1996. He has also served as the director of the Henan Association for the Promotion of Non-Governmental Entrepreneurs since July 1999, as the President of the Federation of Industry and Commerce (General Chamber of Commerce) since January 2001 and as a committee member of the Chinese People’s Political Consultative Conference since January 2004. From October 1989 to September 1992, Mr. Zhong served as the manager of the Zhengzhou and Luoyang Offices of Beijing CEC Video & Audio Technology Jointly Developed Corporation. From September 1970 to September 1989, Mr. Zhong served as the technical principal of the Zhumadian Branch of the Wuhan Times Academy of Sciences. Mr. Zhong obtained a degree in Electronics in September 1989 from the Electronic Engineering Department of Tsinghua University and a Master’s degree in Business Management in 2003 from Asia International Open University in Macau.  The Company believes that Mr. Zhong’s business expertise and management positions give him the qualifications and skills to serve as a director.

John Chen has served as Chief Executive Officer of the Company since October 20, 2009.  Mr. Chen previously served as the Vice President, Investment Banking-China Practice of Brean Murray, Carret & Co., from December 2007 to January 2009.  From June 2007 to November 2007, Dr. Chen served as the Senior Vice President, Investment Banking of Global Hunter Securities LLC.  Dr. Chen served as the Associate Vice President, Business Development of Paramount BioCapital from March 2006 to December 2006.  Prior to that, he was a Clinical Research Fellow, on a one year fellowship, at the National Cancer Institute from August 2005 to August 2006.  Dr. Chen also served as a Biotechnology Associate Analyst at Friedman, Billings, Ramsey, Inc. from September 2004 to August 2005.  Dr. Chen received a M.D./MBA in health management from Tufts University School of Medicine and Brandeis University, Northeastern University in 2004 and a B.S. in Biology from the University of California, Irvine in 2000.

Xue Na has served as Corporate Secretary of the Company since December 11, 2009 and as the Company’s General Manager and President of the Labor Union since January 9, 2009.  Ms. Xue has served as deputy general manager of Zhengzhou ZST since September 2005 and as president of the labor union for Zhengzhou ZST since 2003. From January 2002 to August 2005, Ms. Xue served as the assistant general manager of Zhengzhou ZST and from July 1997 to December 2001, she held the position of office director of Zhengzhou ZST. Ms. Xue received her MBA in 2002 from Asia International Open University (Macau). From 1995 to 1997, Ms. Xue studied public relations at Zhengzhou Huanghe Science and Technology College.

Zhong Lin has served as Chief Operating Officer and a Director of the Company since January 9, 2009 and has served as general manager of Zhengzhou ZST since January 2008. Prior to serving as general manager, Mr. Zhong served as the manager of the system integration department of Zhengzhou ZST, from April 2005 to December 2007. From 1997 to 2001, Mr. Zhong studied Computer Information Management at Nanjing University of Science and Technology.  The Company believes that Mr. Zhong’s business expertise and management positions give him the qualifications and skills to serve as a director.

Yang Ai Mei has served on the Company’s Board of Directors since January 9, 2009.  Ms. Yang has served as managing director of Zhengzhou Guangda Textiles Co., Ltd., a cotton manufacturing company, since May 1995, where she has worked since 1988. From January 1978 to January 1988, Ms. Yang was the manager of Zhongyuan Labour Services Company, a company which engages in the sale and trade of textiles. Ms. Yang received a Bachelor of Economics in the field of Management in 1975 from Zheng Zhau University.  The Company believes that Ms. Yang’s business expertise and management positions give her the qualifications and skills to serve as a director.

Tian Li Zhi has served as member of the Company’s Board of Directors since January 9, 2009.  Ms. Tian has been employed as an attorney for the Henan Image Law Firm since May 2000. From May 1997 to May 2000, Ms. Tian was a legal consultant for Zhengzhou Asia Group, a company which manages commercial properties. Ms. Tian received a law degree in 1997 from Zheng Zhau University.  The Company believes that Ms. Tian’s legal expertise give her the qualifications and skills to serve as a director.

Liu Hui Fang has served as a Director of the Company since January 9, 2009.  Ms. Liu has served as finance manager of Henan Zhongfu Container Co., Ltd., a company which engages in the production and sale of plastic packaging, since August 2002. From July 1999 to August 2002, Ms. Liu served as chief accountant of Zhengzhou Fukang Medical Equipment Co., Ltd., a distributor of medical equipment. Ms. Liu received a degree in business accounting in 1999 from Henan Business College. She is also a member of The Chinese Institute of Certified Public Accountants.  The Company believes that Ms. Liu’s business and financial expertise give her the qualifications and skills to serve as a director.

Zhang Jian’sheng has served as a director of the Company since August 23, 2010.  Mr. Zhang has served as president of Ji Lin Da Qing Stone Material Co., Ltd., a stone material-related research, mining and production company, since January 2008.  From January 2005 to December 2007, Mr. Zhang served as sales manager of An Shan Fibre Technology (Beijing) Co., Ltd., a company that engages in andesite fiber research.  Mr. Zhang received a degree in Compound Command and Political Theory from the Land Force College of Xin Yang in 1991 and 1994, respectively.  The Company believes that Mr. Zhang’s business expertise and management positions give him the qualifications and skills to serve as a director.

Family Relationships

Zhong Bo is the father of Zhong Lin.  Except as noted herein, there are no family relationships among of the directors and executive officers.

The Board of Directors and Committees

Board Composition

Subject to certain exceptions, under the listing standards of the NASDAQ Global Market, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the following non-management directors, Yang Ai Mei, Tian Li Zhi, Zhang Jian’sheng, and Liu Hui Fang, is an “independent” director as defined by the listing standards of the NASDAQ Global Market currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Global Market rules.

Audit Committee

We established our Audit Committee in February 2009. The Audit Committee currently consists of Liu Hui Fang, Yang Ai Mei and Tian Li Zhi, each of whom is an independent director.  Liu Hui Fang serves as the Chairman of the Audit Committee and the “audit committee financial expert” as defined under Item 407(d) of Regulation S-K.  The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Compensation Committee

We established our Compensation Committee in February 2009. The Compensation Committee currently consists of Liu Hui Fang and Tian Li Zhi, each of whom is an independent director.  Liu Hui Fang serves as the Chairman of the Compensation Committee.  The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.shenyangkeji.com.

Nominating Committee

We established our Nominating Committee in February 2009. The Nominating Committee currently consists of Tian Li Zhi and Zhang Jian’sheng, each of whom is an independent director. Tian Li Zhi is the Chairman of the Nominating Committee.   The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The Board of Directors has adopted a written charter for the Nominating Committee. A copy of the Nominating Committee Charter is posted on our corporate website at:  www.shenyangkeji.com.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having the Company's Chief Executive Officer serve as Chairman is in the best interest of the Company's stockholders at this time. This structure makes the best use of the Chief Executive Officer's extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company's management and the Board.

Tian Li Zhi serves as the Company’s Lead Independent Director.  The Lead Independent Director advises the Chairperson of the Board of Directors or otherwise undertakes the following:

•
assesses the quality, quantity and timeliness of the flow of information from management as necessary for the independent directors to perform their duties effectively and responsibly, including requesting that certain material be included in materials prepared for the Board of Directors by management; and

•
moderates executive sessions of the Board’s independent directors and acts as a liaison between the independent directors and the Chairperson of the Board and/or Chief Executive Officer on appropriate issues.

Companies face a variety of risks, including credit risk, liquidity risk, and operational risk. The Board of Directors believes an effective risk management system will (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or Audit Committee, (3) implement appropriate and responsive risk management strategies consistent with Company's risk profile, and (4) integrate risk management into Company decision-making.

The Board has designated the Audit Committee to take the lead in overseeing risk management and the Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

In addition to the formal compliance program, the Board encourages management to promote a corporate culture that incorporates risk management into the Company's corporate strategy and day-to-day business operations. The Board also continually works, with the input of the Company's executive officers, to assess and analyze the most likely areas of future risk for the Company.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics will be posted on our corporate website at  www.shenyangkeji.com .  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Corporate Secretary, ZST Digital Networks, Inc., 206 Tongbo Street, Boyaxicheng Second Floor, Zhengzhou City, Henan Providence, People’s Republic of China 450007. Any waivers of the application and any amendments to our code of ethics must be made by our Board of Directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our corporate website.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
John Fan Chen	1	1	Form 4

ITEM 11.  EXECUTIVE COMPENSATION.

Risks Arising From Compensation Policies and Practices

During 2010, the Company and the Compensation Committee conducted a risk assessment of the Company's compensation policies and practices and concluded that they do not motivate imprudent risk taking. In this regard, the Company notes that:

•	the Company's annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals;

•	the Company does not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value;

•
the Company's compensation programs are weighted towards offering long-term incentives that reward sustainable performance, especially when considering the Company's executive share ownership and holding requirements; and

•
the Company's compensation awards are capped at reasonable and sustainable levels, as determined by a review of the Company's economic position and prospects, as well as the compensation offered by comparable companies.

The Company's compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company's business model. For this purpose, the Company and the Compensation Committee considered the Company's growth and return performance, volatility and leverage, and the time horizon of the Company's investments; and compared them to the performance metrics, leverage, and time horizon of the Company's compensation policies and practices. Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

 Summary Compensation Table

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2010, 2009 and 2008 of our principal executive officer, our principal financial officer, our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “named executive officers”).

Name and Position	Year	Salary	Bonus		Option Awards		Total
Zhong Bo (1)	2010	$44,479	$—		$—		$44,479
Chief Executive Officer	2009	14,941	—		—		14,941
	2008	6,594	—		—		6,594

John Chen (2)	2010	$150,000	$—		$51,250	(4)	$201,250
Chief Financial Officer	2009	37,500	10,274	(3)	172,863	(4)	220,637

(1)
Mr. Zhong was appointed the Company’s Chief Executive Officer and Chairman of the Board upon the closing of the Share Exchange on January 9, 2009.  The compensation Mr. Zhong received in 2008 was paid by Zhengzhou ZST, our wholly-owned subsidiary which we acquired upon the closing of the Share Exchange on January 9, 2009.

(2)	Mr. Chen was appointed the Company’s Chief Financial Officer effective on October 20, 2009.

(3)
Pursuant to his employment agreement, Mr. Chen was granted a signing bonus, which is calculated as follows: $410.96 per day multiplied by the number of days between September 25, 2009 and October 20, 2009.

(4)
Pursuant to his employment agreement, Mr. Chen was granted options to purchase 25,000 and 12,500 shares of the Company’s common stock at an exercise price of $8.00 per share and $6.72 per share on October 20, 2009 and 2010, respectively.  The amounts disclosed reflect the value of awards for grants of non-qualified stock options. These non-qualified stock options are performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of option awards, see note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and 2009.

Grants of Plan-Based Awards in 2010

The following table summarizes our awards made to our named executive officers in 2010.

Name	Grant Date(1)	Number of Shares of Common Stock Underlying Options	Exercise of Base Price of the Options Award ($/Sh)	Grant Date of Fair Value of Stock and Options Awarded ($)
Zhong Bo Chairman of the Board and Chief Executive Officer	—	—	—	—

John Chen Chief Financial Officer (1)	10/20/2010	12,500	6.72	51,250

Outstanding Equity Awards at 2010 Fiscal Year End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zhong Bo Chairman of the Board and Chief Executive Officer	—	—	—	—	—

John Chen Chief Financial Officer (1)	25,000 12,500	— 12,500	— —	8.00 6.72	10/20/2014 10/20/2015

(1)
On October 20, 2009, Mr. Chen was granted 25,000 shares of options, which are immediately exercisable but, to the extent they are exercised, will be subject to a repurchase right of the Company, which will lapse as follows:  50% of the options vested six months after October 20, 2009 and the remaining 50% vested 12 months after October 20, 2009.  The options expire five years from the grant date, provided, however, that Mr. Chen remains continuously employed by the Company during the applicable five-year period.  On October 20, 2010, Mr. Chen was granted another 12,500 shares of options, which vest six month after the granted date.

Option Exercises and Stock Vested in Fiscal 2010

There were no option exercises or stock vested in fiscal 2010.

Employment Agreements

Chairman Zhong Bo

On December 13, 2009, we entered into an employment agreement with Zhong Bo, our Chief Executive Officer and Chairman of the Board, which had a term of three years. According to the agreement, Mr. Zhong would be paid an annual salary of RMB 102,000, which is approximately USD$14,941.

On December 13, 2010, we entered into a new employment agreement with Mr. Zhong, effective as of January 1, 2011 (the “Effective Date”).  Pursuant to the employment agreement, Mr. Zhong is entitled to an annual base salary of RMB 1,880,000 (equal to approximately US$282,000), subject to modification from time to time by written agreement between us and Mr. Zhong.  Payment of salary will be made on a quarterly basis, in advance of each quarter of work performed. The initial term of the employment agreement will be 12 months from the Effective Date, with automatic 12-month extensions unless either party provides 90 days written notice of termination prior to the expiration of a term.

We and Mr. Zhong may terminate the agreement with 30 days prior written notice.  In the event we terminates the employment of Mr. Zhong without cause, as defined in the employment agreement, we will pay Mr. Zhong on the date of termination the amount of his salary that is earned but unpaid, if any, due under the employment agreement as of the date of termination.  If Mr. Zhong terminates employment for Good Reason, as defined in the employment agreement, Mr. Zhong will also be entitled to a severance payment in an amount equal to three month’s salary.

Pursuant to the employment agreement, we agree to grant to Mr. Zhong 60,000 restricted shares of our common stock (the "Initial Grant") under our 2010 Omnibus Incentive Plan (the “Stock Award”) upon the Effective Date.  We made such grant on the Effective Date. The Stock Award will vest in equal monthly installments of 5,000 shares per month over the initial 12-month period of the employment agreement.  The unvested restricted shares are subject to forfeiture if Mr. Zhong does not meet certain conditions such as continued employment over a specified forfeiture period and/or the material breach of certain terms and conditions over the forfeiture period.  The “restricted period” is defined as the period beginning on the grant date and ending on the date the restricted shares, or such applicable portion of the restricted shares, are deemed vested under the terms and conditions under the restricted stock agreement.  In addition, pursuant to the terms of the employment agreement, Mr. Zhong will be entitled to an additional grant of 60,000 shares of restricted stock on the 12-month anniversary date of the Effective Date.  Vesting for the additional grant of restricted shares will be the same as the Initial Grant.

Dr. John Chen

On October 8, 2009, we entered into an employment agreement with Dr. Chen regarding his employment by the Company as its new Chief Financial Officer effective on October 20, 2009 (the "Effective Date"). Pursuant to the employment agreement, Dr. Chen is entitled to a base salary at an annual rate of $150,000.  Dr. Chen was also granted a signing bonus which is calculated as follows: $410.96 per day multiplied by the number of days between September 25, 2009 and the Effective Date.   The initial term of the employment agreement will be eighteen (18) months, with automatic one-year extensions.  Upon the Effective Date, we also granted Dr. Chen options to purchase 25,000 shares of the common stock of the Company at an exercise price of $8.00 per share (the “Initial Options”).  The Initial Options were immediately exercisable but, to the extent they are exercised, are subject to a repurchase right of the Company, which will lapse as follows:  50% of the Initial Options vested six (6) months after the Effective Date and the remaining 50% vested twelve (12) months after the Effective Date.  On October 20, 2010, Dr. Chen was granted additional options to purchase 12,500 shares of the common stock of the Company at an exercise price equal to the market price on the grant date that are not immediately exercisable, and which will vest six (6) months from the date of grant (the “Subsequent Options”).   The Initial Options and Subsequent Options will expire five (5) years from their respective grant dates, provided, however, that Dr. Chen remains continuously employed by the Company during the applicable five-year period.

Zhong Lin

On November 14, 2009, we entered into a Retention Agreement with Mr. Zhong Lin, our Chief Operating Officer, a member of our Board of Directors, and son of Mr. Zhong Bo, CEO and Chairman of our Board of Directors. Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 if Mr. Zhong remains continuously employed with us for a period of 24 months from November 14, 2009. We advanced the entire retention amount upon the sign of the agreement, which will be earned ratably over a period of 24 months. Upon the occurrence of certain termination events, Mr. Zhong would be required to return the pro-rata amount of the retention amount based on a daily amortization rate of $390.41 times the number of days remaining from the termination date to the expiration date to us within 10 days of the termination date.

Potential Payments Upon Termination or Change-in-Control

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Yang Ai Mei	-	-	-	-	-	-	-
Tian Li Zhi	-	-	-	-	-	-	-
Liu Hui Fang	-	-	-	-	-	-	-
Zhang Jian’sheng(1)	-	-	-	-	-	-	-
Sheng Yong (2)	-	-	-	-	-	-	-

(1)	Appointed in August 2010.
(2)	Resigned in August 2010.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 2, 2011, based on 11,710,442 and issued and outstanding shares of common stock, which excludes 156,250 shares of common stock issuable upon the exercise of outstanding warrants and 37,500 shares of common stock issuable upon the exercise of outstanding stock options, by:

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

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class Beneficially Owned
Directors and Executive Officers:

Zhong Bo	Chairman of the Board of Directors and Chief Executive Officer	5,128,251	(1)	43.8%
John Chen	Chief Financial Officer	37,500	(2)	*
Zhong Lin	Director and Chief Operating Officer	—		—
Xue Na	Corporate Secretary, Deputy General Manager and President of the Labor Union	—		—
Yang Ai Mei	Director	—		—
Tian Li Zhi	Director	—		—
Zhang Jian’sheng	Director	—		—
Liu Hui Fang	Director	—		—
All Officers and Directors as a Group (total of eight persons)		5,165,751	(1)(2)	44.0%

* Indicates less than 1%.

(1)
Includes (i) 4,625,393 shares of common stock owned by Mr. Zhong, (ii) 60,000 shares of restricted common stock that vest during 2011 in increments of 5,000 shares per month, and (iii) 442,858 shares of common stock owned by Mr. Zhong’s wife, Wu Dexiu. Mr. Zhong may be deemed the beneficial owner of these securities since he has voting and investment control over the securities.

(2)	Includes of shares of common stock underlying stock options that are currently exercisable or exercisable within 60 days of March 2, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issuable Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,500	$8.00	487,500	(1)
Equity compensation plans not approved by security holders	25,000	6.72	—

Total	37,500	7.57	487,500

(1)	Represents shares available for issuance under the ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan, which was adopted by the stockholders of the Company on August 23, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Share Exchange

On January 9, 2009, we completed the Share Exchange with World Orient Universal Limited, the Company’s wholly-owned subsidiary (“World Orient”), and the former stockholders of World Orient. At the closing, World Orient became our wholly-owned subsidiary and 100% of the issued and outstanding securities of World Orient were exchanged for securities of the Company. An aggregate of 806,408 shares of common stock were issued to the stockholders of World Orient. As of the close of the Share Exchange, the former stockholders of World Orient owned approximately 22% of our issued and outstanding common stock.

Upon the closing of the Share Exchange, the Company’s Board of Directors resigned in full and appointed Zhong Bo, Zhong Lin, Yang Ai Mei, Tian Li Zhi, Sheng Yong and Liu Hui Fang to the Board of Directors of our Company, with Zhong Bo serving as Chairman. The Company’s Board of Directors also appointed Zhong Bo as Chief Executive Officer, Zeng Yun Su as Chief Financial Officer and Corporate Secretary, Zhong Lin as Chief Operating Officer and Xue Na as Deputy General Manager and President of the Labor Union, each of whom were executive officers and/or directors of Zhengzhou ZST. Also in connection with the Share Exchange, we paid $350,000 to WestPark Capital, Inc., the placement agent in the private placement (“WestPark”), and $125,000 to a third party unaffiliated with the Company, SRKP 18, Inc. or WestPark.

Purchase Right and Share and Warrant Cancellation,

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

WestPark, the placement agent for our $4.98 million equity financing, received a commission equal to 12% of the gross proceeds from the financing plus a 4% non-accountable expense allowance. No other consideration was paid to WestPark or SRKP 18, Inc. in connection with the Share Exchange or Private Placement. Furthermore, in connection with the initial closing of the Private Placement, the Company issued a promissory note in the principal amount of $170,000, bearing no interest (the “Note”), to WestPark Capital Financial Services, LLC, the parent company of WestPark. The principal was due and payable by us on or before the earlier of (a) thirty (30) days from the date of issuance of the Note or (b) upon the receipt by us of at least $4 million in the Private Placement.  We repaid the Note in full on January 23, 2009 using the proceeds from the second closing of the Private Placement.

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

Patent License Agreement and Patent Transfer

Prior to January 2009, we relied upon a patent licensed from our Chief Executive Officer and Chairman of the Board, Zhong Bo, which granted us rights to intellectual property that is necessary or useful for our business. Mr. Zhong transferred the patent to us in January 2009 through application to SIPO for the transfer of the patent to Zhengzhou ZST. SIPO accepted the application on December 31, 2008 and the patent transfer to Zhengzhou ZST was approved on January 9, 2009. Mr. Zhong did not receive any additional consideration for the transfer of the intellectual property rights to the Company, other than the execution of the patent license agreement being a condition to the closing of the Share Exchange.

Retention Agreement

On November 14, 2009 (the “Effective Date”), the Company entered into a Retention Agreement with Zhong Lin, the Chief Operating Officer of the Company, a member of the Board of Directors of the Company and son of Zhong Bo, the Chief Executive Officer and Chairman of the Board of Directors of the Company (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 (the “Retention Amount”) if Mr. Zhong remains continuously employed with the Company for a period of 24 months from the Effective Date (the “Expiration Date”).  The Company advanced the entire Retention Amount upon the Effective Date, which will be earned ratably over a period of 24 months.  Upon the occurrence of certain termination events (the “Disqualifying Termination Date”), Mr. Zhong will be required to return the pro-rata amount of the Retention Amount based on a daily amortization rate of $390.41 times the number of days remaining from the Disqualifying Termination Date to the Expiration Date to the Company within 10 days of the Disqualifying Termination Date.

Office Use

Mr. Zhong Bo, our Chief Executive Officer, owned an  approximately 115 square meters of real estate for approximately RMB Yuan 665,000 (equivalent to approximately USD$97,000) at Building 28, Huzhu Road, Zhongyuan District, Zhengzhou, China,  Mr. Zhong permits the Company to use such property as office free of charge.

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

Director Independence

See the section entitled “Directors, Executive Officers and Corporate Governance”, above, for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2010 and 2009, we paid the following amounts for services as indicated below.   We retained Kempisty & Company Certified Public Accountants PC as our independent registered auditor for the fiscal year ended December 31, 2009.  On April 15, 2010, we dismissed Kempisty & Company Certified Public Accountants PC and appointed BDO China Li Xin Da Hua CPA Co., Ltd. as our independent registered public accounting firm.

	Fees for the Year Ended December 31,
Services	2010	2009
Audit fees (1)	$162,000	$458,500
Audit-related fees (2)	-	-
Tax fees (3)	-	3,500
All other fees (4)	-	-

Total audit and non-audit fees	$162,000	$462,000

(1) These are fees for professional services performed by our principal accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Forms S-1, S-3 and S-8.

(2) No fees were billed for each of fiscal year 2010 and fiscal year 2009 for assurance and related services by our principal accountants reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) These are tax return preparation fees for fiscal year 2009 paid to our principal accountants.

(4) No fees were billed for each of fiscal year 2010 and fiscal year 2009 for products and services provided by our principal accountants, other than the services reported above.

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

4.2
ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 1010).

4.3
Form of Stock Option Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2010).

4.4
Form of Restricted Stock Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2010).

4.5
Form of Restricted Stock Unit Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2010).

4.6
Form of Stock Appreciation Rights Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2010).

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

10.12**	Value Added Service Cooperation Agreement dated March 19, 2009 by and between China Unicom Henan Branch and Zhengzhou Shenyang Technology Company Limited (translated to English).

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

10.17
Retention Agreement dated November 14, 2009 by and between the Registrant and Zhong Lin (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.18
Employment Agreement dated December 13, 2009 by and between the Registrant and Zhong Bo (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.19
Employment Agreement dated December 14, 2009 by and between the Registrant and Zhong Lin (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.20
Employment Agreement dated December 13, 2009 by and between the Registrant and Xue Na (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.21
Consulting Agreement dated December 30, 2009 by and between the Registrant and Finance Access, Inc. (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.22
Professional Services Agreement dated October 28, 2009 by and between the Registrant and Fabulous Worldwide Limited (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.23
Professional Services Agreement dated October 28, 2009 by and between the Registrant and Practical Worldwide Limited (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.24
Employment Agreement with Mr. Zhong Bo dated December 13, 2010, effective as of January 1, 2011 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010).

10.25	Purchase Agreement dated March 12, 2010 for 27th-29th Floors (Commercial House) of ITC Kung Kuan entered into by and between Zhengzhou Shenyang Technology Co., Ltd and Zhengzhou Zhong Xing Real Estate Co., Ltd (translated to English).

10.26
Purchase Agreement dated December 29, 2010 for 3rd-4th Floors (Commercial House) of ITC Kung Kuan entered into by and between Zhengzhou Shenyang Technology Co., Ltd and Zhengzhou Zhong Xing Real Estate Co., Ltd (translated to English) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

10.27**
 Broadband IP Internet Access Circuit Lease Agreement dated July 15, 2009 by and among Zhengzhou Shenyang Technology Co., Ltd and China Unicom Network Communications Co., Ltd.  (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 7, 2011).

10.28
ZST Digital Networks, Inc. 2010 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2010).

14.1	Code of Business Conduct and Ethics.

23.1	Consent of BDO China Li Xin Da Hua CPA Co., Ltd., a BDO member firm

23.2	Consent of Kempisty & Company Certified Public Accountants PC.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**
The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.  The Registrant has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission’s review of the application in accordance with Rule 24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZST DIGITAL NETWORKS, INC. (Registrant)

March 3, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	March 3, 2011
Zhong Bo	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer	March 3, 2011
John Chen	(Principal Financial and Accounting Officer)

/s/ Zhong Lin	Chief Operating Officer and Director	March 3, 2011
Zhong Lin

/s/ Yang Ai Mei		March 3, 2011
Yang Ai Mei	Director

/s/ Tian Li Zhi		March 3, 2011
Tian Li Zhi	Director

/s/ Zhang Jian’sheng		March 3, 2011
Zhang Jian’sheng	Director

/s/ Liu Hui Fang		March 3, 2011
Liu Hui Fang	Director

FINANCIAL STATEMENTS

ZST DIGITAL NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors
ZST Digital Networks, Inc.

We have audited the accompanying consolidated balance sheet of ZST Digital Networks, Inc. (the “Company”) as of December 31, 2010, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZST Digital Networks, Inc, as of December 31, 2010, the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

BDO China Li Xin Da Hua CPA Co., Ltd.

Shenzhen, PRC
March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
ZST Digital Networks, Inc.

We have audited the accompanying consolidated balance sheet of ZST Digital Networks, Inc. (the “Company”) as of December 31, 2009, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZST Digital Networks, Inc, as of December 31, 2009, the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2010 except Note 9, 12, and 14 dated May 13, 2010

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,627,992	$23,702,457
Accounts receivable	24,885,497	33,490,510
Inventories	1,245,803	221,093
Advance to suppliers	7,399,141	7,270,379
Prepaid expenses and other receivable	1,064,499	1,019,629
Deferred tax assets	-	685,491

Total current assets	48,222,932	66,389,559

Property, machinery, equipment and software, net	875,806	10,544,051
Intangible asset	171,122	166,288
Prepaid expenses – long term	858,609	-

Total assets	$50,128,469	$77,099,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,940	$-
Deferred revenue	376,586	2,741,964
Accruals and other payables	295,410	263,073
Accrued payroll and related expense	66,370	129,281
VAT payable	198,828	669,682
Franchise tax payable	162,100	170,000
Income tax payable	547,917	1,289,974
Total current liabilities	2,348,151	5,263,974

Equity：
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,650,442 shares issued and outstanding	1,165	1,165
Additional paid-in capital	30,677,932	30,729,182
Treasury stock	-	(198,335)
Appropriated earnings	3,328,345	5,817,035
Retained earnings	13,752,791	33,358,364
Translation adjustment	20,085	2,128,513
Total equity	47,780,318	71,835,924

Total liabilities and equity	$50,128,469	$77,099,898

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2009 AND 2010
(In US Dollars)

	Years Ended December 31,
	2009	2010

Revenues:
Sales of products	$99,794,923	$127,848,170
Sales of services	619,192	6,720,751
Total revenue	100,414,115	134,568,921

Cost of sales:
Cost of products sold	83,189,772	99,564,280
Cost of services	142,910	205,956
Total cost of sales	83,332,682	99,770,236

Gross profit	17,081,433	34,798,685

Selling expense	459,145	743,988
Research and development expenses	221,467	399,438
General and administrative expenses	1,806,180	3,691,162
Merger cost	566,654	-

Income from operations	14,027,987	29,964,097

Interest income (expense), net	(127,976)	78,560
Other income	363,866	34,568

Income before income taxes	14,263,877	30,077,225

Income tax provision	4,085,308	7,982,962

Net income	$10,178,569	$22,094,263

Weighted average common shares outstanding – basic	8,776,491	11,650,442

Earnings per share – basic	$1.16	$1.90

Weighted average common shares outstanding – diluted	8,776,491	11,650,442

Earnings per shares – diluted	$1.16	$1.90

Comprehensive income:
Net income	10,178,569	22,094,263
Translation adjustment	(570,754)	2,108,428

Comprehensive income	$9,607,815	$24,202,691

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2009 AND 2010
(In US Dollars)

	Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Appropriated	Retained	Accumulated Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Earnings	Income	Total
Balance at January 1, 2009	-	$-	5,896,723	$590	$1,488,924	$-	$1,491,963	$5,410,604	$590,839	$8,982,920

Reverse merger adjustment	-	-	1,194,380	119	3,216,305	-	-	-	-	3,216,424
Sale of 1,263,723 shares of Series A Preferred Stock at $3.94/ share	1,263,723	126	-	-	3,533,829	-	-	-	-	3,533,955
Issuance of 1,263,723 shares of common stock upon Series A Preferred Stock Conversion	(1,263,723)	(126)	1,263,723	126	-	-	-	-	-	-
Sale of 3,125,000 shares of Common Stock at $8.00 per share	-	-	3,125,000	313	22,234,611	-	-	-	-	22,234,924

Issuance of 170,616 shares upon cashless exercise of 170,629 warrants	-	-	170,616	17	(17)	-	-	-	-	-
Stock-based Compensation	-	-	-	-	172,863	-	-	-	-	172,863
Imputed interest allocated	-	-	-	-	31,417	-	-	-	-	31,417
Net income for the year	-	-	-	-	-	-	-	10,178,569	-	10,178,569
Appropriation of reserve	-	-	-	-	-	-	1,836,382	(1,836,382)	-	-
Translation adjustments	-	-	-	-	-	-	-	-	(570,754)	(570,754)
Balance at December 31, 2009	-	$-	11,650,442	$1,165	$30,677,932	$-	$3,328,345	$13,752,791	$20,085	$47,780,318

Repurchase of Common Stock	-	-	-	-	-	(198,335)	-	-	-	(198,335)
Stock-based Compensation	-	-	-	-	51,250		-	-	-	51,250
Net income for the year	-	-	-	-	-	-	-	22,094,263	-	22,094,263
Appropriation of reserve	-	-	-	-	-	-	2,488,690	(2,488,690)	-	-
Translation adjustments	-	-	-	-	-	-	-	-	2,108,428	2,108,428
Balance at December 31, 2010	-	$-	11,650,442	$1,165	$30,729,182	$(198,335)	$5,817,035	$33,358,364	$2,128,513	$71,835,924

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Years Ended December 31,
	2009	2010

Cash flows from operating activities:
Net income	$10,178,569	$22,094,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109,865	316,099
Stock option issued as compensation	34,193	148,639
Imputed interest	31,417	-
Deferred tax assets	-	(685,491)
Changes in operating assets and liabilities:
Accounts receivable	(12,563,398)	(8,349,833)
Inventories	(470,618)	989,316
Advance to suppliers	(4,374,473)	115,700
Prepayment and other assets	(1,909,833)	790,629
VAT payable	108,184	486,200
Accounts payable	(569,156)	(700,940)
Accruals and other payable	(145,070)	41,223
Deferred revenue	376,586	2,443,211
Taxes payable	547,917	765,963

Net cash provided by(used in) operating activities	(8,645,817)	18,454,979

Cash flows from investing activities:
Additions to property, machinery, equipment and software	(887,327)	(9,631,680)
Additions to intangible assets	(235,476)	(28,965)
Net cash used in investing activities	(1,122,803)	(9,660,645)

Cash flows from financing activities:
Repayments for short term bank loans	(3,930,964)	-
Net proceeds from sale of common stock and preferred stock	25,768,879	-
Repurchase of common stock	-	(198,335)
Net cash received from financing activities	21,837,915	(198,335)

Effect of changes in foreign exchange rates	423,743	1,478,466

Net increase in cash and cash equivalents	12,493,038	10,074,465

Cash and cash equivalents, beginning of the year	1,134,954	13,627,992

Cash and cash equivalents, end of the year	$13,627,992	$23,702,457

Supplemental disclosures of cash flow information:
Cash paid for interest	$200,483	$-
Cash paid for income taxes	$3,634,146	$7,946,879

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

SRKP 18, Inc. was incorporated in the State of Delaware on December 7, 2006.  SRKP 18, Inc. was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Zhengzhou Shenyang Technology Co., Ltd. (hereafter “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of fund.  All foreign investments made to Zhengzhou City enterprises required the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of December 31, 2010, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

ZST PRC has been principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China and has historically derived its revenue from sales of broadcasting equipment, hi-tech optical transmission devices, and telecommunication products.  It has developed a line of Internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers. At present, ZST PRC’s main clients in Cable TV operations are broadcasting TV bureaus and cable network operators serving various cities and counties in Henan Province. Since the fourth quarter of 2009, ZST PRC began providing GPS location and tracking services to third parties, mainly automobile dealers.

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

On January 9, 2009, SRKP 18, Inc. closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP 18, Inc. (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient, which is the 100% parent of Global Asia, which is the 100% parent of Everfair, which is the 100% parent of ZST PRC, (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.  In connection with the Share Exchange transaction, a PIPE transaction to raise $5 million was also under implementation between an investment bank and ZST Digital Networks, Inc. by which ZST Digital Networks, Inc. would be able to make payment of RMB12 million to the original owners of ZST PRC.

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

Revenue Recognition

The Company derives revenues principally from sale of products related to Cable TV program distribution related system which include digital Cable TV network equipment and IPTV Set-top Boxes; sale of GPS devices; provision of GPS devices installation service and GPS subscription service.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Sales of Digital Cable TV Network Equipment and GPS Device

The Company recognizes revenues from the sale of digital Cable TV network equipment and GPS device when the price of products to be sold are predetermined, the risk and rewards of ownership and title to the products have been transferred to the buyer, which coincides with delivery and acceptance of the products by the buyer.  When certain equipment requires installment service, revenue is not recognized until customer acceptance has been obtained and/or the Company has no further significant obligations with customers.

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

Revenue from selling all products is recognized net of value added tax imposed by Chinese government.

Multiple Deliverable

In October 2009, the Company started to sell GPS devices in conjunction with subscription service and installation service.  The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  The Company sells the subscription services to customers with terms of the service contracts offered that range from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription services revenues are deferred and recognized over the life of the service contract upon activation.

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

Regarding warranty related to GPS devices, the Company has a policy that provides coverage on repairs of its GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by the Company.  The Company estimates the costs to service its obligations based on historical experience and expectation of future conditions.  The Company did not incur warranty costs for the years ended December 31, 2010 and 2009.  Based on these facts, the Company records warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of December 31, 2010 and 2009.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  Government subsidies in supporting research and development activities received and recognized during the years ended December 31, 2009 and 2010 were $0 and $59,306 respectively.

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  The amounts of earnings retained in ZST PRC were $12,977,887 at December 31, 2009 and $37,330,862 at December 31, 2010, respectively.

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

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.  The stock warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.  The stock option to purchase 37,500 shares of the Company’s common stock issued to a corporate officer with the exercise price at $8.00 per share for 25,000 shares and $6.72 per share for 12,500 shares are also anti-dilutive for computing earnings per share purpose.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2010-01

Effective January 1, 2010, the Company adopted ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The adoption of this ASU did not have a material impact on its consolidated financial statements.

FASB ASU 2010-02

Effective January 1, 2010, the Company adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-11

Effective July 1, 2010, the Company adopted ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.   The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet (Continued)

FASB ASU 2010-17

The FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FASB ASU 2010-28

The FASB has issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  This ASU reflects the decision reached in EITF Issue No. 10-A.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company believes that the adoption of this ASU 2010-28 will not have material impact on its consolidated financial position and operating result.

FASB ASU 2010-29

The FASB has issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet (Continued)

FASB ASU 2010-29 (Continued)

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company believes that the adoption of this ASU 2010-29 will not have material impact on its consolidated financial position and operating result.

Reclassification

Certain line items presented on the comparative financial information have been reclassified to conform to the presentation of current financial statements.

NOTE 3 ─ ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	December 31,
	2009	2010

Accounts receivables	$18,982,676	$26,315,401
Accounts receivables ─ 10% hold back	5,902,821	7,175,109

	$24,885,497	$33,490,510
Provision	-	-

Accounts receivable, net	$24,885,497	$33,490,510

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	December 31,
	2009	2010

1-30 days	$10,443,577	$14,777,700
31-60 days	8,539,099	8,992,436
61-90 days	-	2,545,265

	$18,982,676	$26,315,401

Most of accounts receivables - 10% hold back, for which the customers held for one-year warranty purpose, are aged over 90 days.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ ADVANCE TO SUPPLIERS

In accordance with the purchase contracts, ZST PRC is required to make advance payments to its suppliers to purchase the IPTV and GPS devices, materials and add-on process work. The advances are applied to the total invoice balance upon satisfaction of the goods received by ZST PRC.

As of December 31, 2010, advances of $7,270,379 represents advances mainly made to two suppliers accounting for 53% and 45% of total balance, respectively.  As of December 31, 2009, advances of $7,399,141 represents advances mainly made to two suppliers accounting for 55% and 45% of total balance, respectively.

NOTE 5 ─ INVENTORIES

The inventories are as follows:

	December 31,	December 31,
	2009	2010

Products for sale	$1,245,803	$221,093
Less: Provisions	-	-

Inventories, net	$1,245,803	$221,093

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 ─ PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE

A summary of property, machinery, equipment and software at cost is as follows:

	December 31,	December 31,
	2009	2010

Machinery and equipment	$89,203	$92,409
Electronic equipment	323,992	197,215
Office equipment	39,503	48,168
Vehicles	193,317	309,923
Software	453,402	469,697
Advance for building an employee leisure facility	-	248,485
Advance for purchasing office spaces	-	9,540,909

	$1,099,417	$10,906,806
Accumulated depreciation	(223,611)	(362,755)

	$875,806	$10,544,051

The depreciation and amortization for the years ended December 31, 2009 and 2010 were $45,546 and $256,282, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE (Continued)

On March 12, 2010, the Company paid RMB11.13 million (approximately $1.7 million) for purchasing an office space of 2,100 square meters, which is located in Zhengzhou City, Henan Province, PRC; on December 30, 2010, the Company paid RMB51.84 million (approximately $7.9 million) for purchasing office space of 2,880 square meters in the same building; the building is still under construction and will be available for use at the second quarter of 2011.  Total advances for the office spaces were $9,540,909 as of December 31, 2010.

NOTE 7 ─ LONG TERM PREPAYMENTS

Retention Agreement and Prepayment

On November 14, 2009, the Company entered into a Retention Agreement with Mr. Zhong Lin, the Chief Operating Officer of the Company, a member of Board of Directors of the Company, and son of Mr. Zhong Bo, CEO and Chairman of the Board of Directors of the Company. Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 if Mr. Zhong remains continuously employed with the Company for a period of 24 months from November 14, 2009. The Company advanced the entire retention amount upon the sign of the Agreement, which will be earned ratably over a period of 24 months. Upon the occurrence of certain termination events, Mr. Zhong will be required to return the pro-rata amount of the retention amount based on a daily amortization rate of $390.41 times the number of days remaining from the termination date to the expiration date to the Company within 10 days of the termination date.

Consulting Agreement and Prepayment

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

As of December 31, 2010, all the above mentioned prepayments were to be amortized within one year and there was no balance of long term prepayment.

NOTE 8 ─ DEFERRED REVENUE

Deferred revenue related to GPS subscription services.  The Company received service fee in advance and allocated the amount to sales revenue over the terms of service contracts.  The unallocated service fee was $2,741,964 and $376,586 as of December 31, 2010 and 2009, respectively.

NOTE 9 ─ EQUITY TRANSACTIONS

The Company has two types of stock, common and preferred stocks.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Preferred Stock.  The Company is authorized to issue 100 million shares of common stock with par value of $0.0001 per share.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ EQUITY TRANSACTIONS (Continued)

Common Stock Transactions in 2010

On August 23, 2010 the Board of Directors authorized the Company to repurchase outstanding shares of the Company's common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of the Company's management and as market conditions allow.  As of December 31, 2010, the Company repurchased 24,900 shares of its common stock at a cost of $198,335, which was recorded as treasury stock.

Common Stock Transactions in 2009

On January 9, 2009, SRP 18, Inc. (“SRKP 18”) closed a share exchange transaction (the “Share Exchange”) pursuant to which SRP 18 (i) issued 806,408 (post-reverse-split) shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited (“World Orient”), which is the 100% parent of Global Asia Universal Limited (“Global Asia”), which is the 100% parent of Everfair Technologies Limited (“Everfair”), which is a 100% parent of Zhengzhou Shenyang Technology Company Limited (“ZST PRC”), (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.

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

At December 31, 2008, there were 7,096,390 shares of common stock outstanding and warrants to purchase 7,096,390 shares of common stock with an exercise price of $0.0001 per share outstanding.  In connection with the Purchase Right, the former stockholders of SRKP 18 agreed to cancel 4,156,390 shares of common stock and warrants to purchase 6,676,390 shares of common stock, resulting in 2,940,000 shares of common stock and warrants to purchase 420,000 shares of common stock issued and outstanding.  After the reverse-split, 1,194,350 shares of common stock and warrants to purchase 170,629 shares of common stock with an exercise price of $0.0002462 per share were held by the former stockholders of SRKP 18. The aforementioned warrants to purchase 170,629 shares of common stock were exercised via cashless exercise in the fourth quarter of 2009 pursuant to the cashless exercise provision in the warrant document.  As a result, the Company did not receive any cash proceeds from issuing an aggregate of 170,616 shares of its common stock to the warrant holders and the remaining warrants to purchase an aggregate 13 shares of common stock were forfeited.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ EQUITY TRANSACTIONS (Continued)

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

Preferred Stock Transactions in 2010

No preferred stock transaction incurred during the year ended December 31, 2010.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ EQUITY TRANSACTIONS (Continued)

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ EQUITY TRANSACTIONS (Continued)

All of the 1,263,723 shares of Series A Convertible Preferred Stock issued during the period from January to May of 2009 were converted to 1,263,723 shares of common stock during the fourth quarter of 2009.

NOTE 10 ─ STOCK OPTIONS

On October 8, 2009, the Company entered into an employment agreement with John Chen, M.D., regarding his employment by the Company as its new Chief Financial Officer (the “Employment Agreement”). Dr. Chen’s appointment as Chief Financial Officer was effective upon the pricing date of the Company’s public offering (the “Effective Date”).  Pursuant to the Employment Agreement, Dr. Chen was granted options to purchase 25,000 shares and 12,500 shares of the common stock of the Company on October 20, 2009 and 2010, respectively.  The 25,000 shares option was granted at an exercise price of $8.00 per share and exercisable until October 20, 2014; the 12,500 shares option was granted at an exercise price of $6.72 per share and exercisable until October 20, 2015.

The Company determined the fair value of the 25,000 shares of stock options granted on October 20, 2009 was $172,863 using the Black-Scholes option-pricing model with risk-free interest rate of 0.39%, expected life is the contractual term of five years, expected volatility of 133% and zero expected dividends and the fair value of the 12,500 shares of stock options granted on October 20, 2010 was $51,250 using the Black-Scholes option-pricing model with risk-free interest rate of 5%, expected life is the contractual term of five years, expected volatility of 73% and zero expected dividends. The Company amortized the fair value of stock options granted as compensation over a period of 12 months. Accordingly, the share-based compensation was $34,193 and $148,639 for the years ended December 31, 2009 and 2010, and the unamortized share-based compensation was $41,281 and $138,670 as of December 31, 2010 and 2009, respectively.

The 25,000 shares of option granted on October 20, 2009 were immediately exercisable, while the 12,500 shares of option granted on October 20, 2010 should vest six months after the grant date.   The exercisable options were 25,000 and 25,000 shares as of December 31, 2010 and 2009 respectively.

As of December 31, 2009, the total outstanding stock options were 25,000 shares with intrinsic value of $0.76 per share.  As of December 31, 2010, the total outstanding stock options were 37,500 shares; of which there were 25,000 shares without intrinsic value and there were 12,500 shares with intrinsic value of $0.11 per share.

NOTE 11 ─ INCOME TAXES

The income before income taxes in 2009 and 2010 respectively, was as following:

	Years Ended December 31,
	2009	2010

Income in China entities	$15,977,663	$32,335,937
Loss in non-China and non-U.S. entities	(776,875)	(788,464)
Loss in U.S. entity	(936,911)	(1,470,248)

Income before income taxes	$14,263,877	$30,077,225

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ INCOME TAXES (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2009	2010
Current:
China	$4,085,308	$8,668,453
U.S. Federal	-	-
	$4,085,308	$8,668,453
Deferred:
China	-	(685,491)
U.S. Federal	-	-

	$4,085,308	$7,982,962

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets as of December 31, 2009 and 2010 were as follows:

	December 31,	December 31,
	2009	2010

Current:
Deferred GPS subscription services fee	$-	$685,491

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2009	2010

Statutory rate	34%	34%
China income subject to China income tax but not expected to be subject to U.S. tax in foreseeable future	(9)	(10)
Deferred tax assets not recognized for operating losses in U.S. entity or non-China, non-U.S. entities	4	3

Effective income tax rate	29%	27%

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years ended December 31,
	2009	2010

Numerator:
Net income attributable to the Company	$10,178,569	$22,094,263
Net income used in computing diluted earnings per share	$10,178,569	$22,094,263
Denominator:
Weighted average common shares outstanding – basic	8,776,491	11,650,442
Weighted average common share outstanding – diluted	8,776,491	11,650,442
Basic earnings per share	$1.16	$1.90
Diluted earnings per share	$1.16	$1.90

NOTE 13 ─ SEGMENT REPORTING

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

	Years ended December 31,
	2009	2010

Sales of Cable TV Equipment:
Revenue	$96,513,119	$107,077,536
Cost	80,615,150	83,127,735
Gross profit	15,897,969	23,949,801

Sales of GPS Device:
Revenue	3,281,804	20,770,634
Cost	2,574,622	16,436,545
Gross profit	707,182	4,334,089

GPS Related Service:
Revenue	619,192	6,720,751
Cost	142,910	205,956
Gross profit	476,282	6,514,795

Total revenue	100,414,115	134,568,921
Total cost	83,332,682	99,770,236
Overall gross profit	17,081,433	34,798,685
Expenses not allocated	2,817,556	4,721,460
Income before income taxes	$14,263,877	$30,077,225

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ─ QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2009 and 2010 is as follows:

	Quarterly Financial Data
2009	First	Second	Third	Fourth
Net sales	$17,760,628	$23,678,912	$28,627,644	$30,346,931
Gross profit	2,916,349	3,572,584	4,804,631	5,787,869
Net income attributable to common shares	1,246,358	2,561,931	3,291,827	3,078,453
Basic earnings per share	$0.16	$0.31	$0.39	$0.28

	Quarterly Financial Data
2010	First	Second	Third	Fourth
Net sales	$17,048,278	$33,046,143	$38,518,983	$45,955,517
Gross profit	4,173,992	8,246,880	10,023,399	12,354,414
Net income attributable to common shares	1,969,655	5,204,112	6,409,537	8,510,959
Basic earnings per share	$0.17	$0.45	$0.55	$0.73

NOTE 15 ─ SUBSEQUENT EVENTS

On January 1, 2011, in accordance with the employment agreement entered into by and between the Company and Chairman Zhong on December 13, 2010, the Company granted to Mr. Zhong a total of 60,000 shares of restricted stock under the Company's 2010 Omnibus Incentive Plan.  The restricted stock award will vest in equal monthly installments of 5,000 shares per month over the 12-month period from the date of grant.

The Company evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events, other than as indicated above.