Form 10-Q
period 2011-03-31
ZST Digital Networks, Inc.
filed 2011-05-11
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 5, 2011, 11,759,642 shares of Common Stock, par value $0.0001 per share, were outstanding, which number includes 130,000 shares of unvested restricted stock that are held by certain of the Company’s executive officers.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of ZST Digital Networks, Inc. as contained in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 4, 2011.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	March 31,
	2010	2011
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,702,457	$40,206,698
Accounts receivable	33,490,510	21,251,487
Inventories	221,093	282,773
Advance to suppliers	7,270,379	7,714,607
Prepaid expenses and other receivable	1,019,629	996,855
Deferred tax assets	685,491	798,645

Total current assets	66,389,559	71,251,065

Property, machinery, equipment and software, net	10,544,051	10,688,490
Intangible asset	166,288	152,343
Total assets	$77,099,898	$82,091,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,741,964	$3,194,579
Accruals and other payables	263,073	161,827
Accrued payroll and related expense	129,281	77,473
VAT payable	669,682	306,200
Franchise tax payable	170,000	-
Income tax payable	1,289,974	689,787
Total current liabilities	5,263,974	4,429,866

Equity:
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,710,442 shares issued, and 11,625,542 and 11,624,642 shares outstanding	1,165	1,167
Additional paid-in capital	30,729,182	30,842,458
Treasury stock	(198,335)	(296,624)
Appropriated earnings	5,817,035	5,817,035
Retained earnings	33,358,364	38,588,357
Translation adjustment	2,128,513	2,709,639
Total equity	71,835,924	77,662,032

Total liabilities and equity	$77,099,898	$82,091,898

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(In US Dollars)

	Three Months Ended March 31,
	2010	2011
	(unaudited)	(unaudited)
Revenues:
Sales of products	$16,427,903	$31,287,014
Sales of services	620,375	2,516,212
Total revenue	17,048,278	33,803,226

Cost of sales:
Cost of products sold	12,824,789	25,356,333
Cost of services	49,497	103,859
Total cost of sales	12,874,286	25,460,192
Gross profit	4,173,992	8,343,034
Selling expense	267,305	165,497
Research and development expenses	235,524	130,635
General and administrative expenses	730,610	914,641
Income from operations	2,940,553	7,132,261
Interest income (expense), net	1,615	24,524
Other income (loss)	-	(7,605)
Income before income taxes	2,942,168	7,149,180
Income tax provision	972,513	1,919,187
Net income	$1,969,655	$5,229,993

Weighted average common shares outstanding – basic	11,650,442	11,627,743
Earnings per share – basic	0.17	0.45

Weighted average common shares outstanding – diluted	11,650,442	11,628,328

Earnings per shares – diluted	0.17	0.45
Comprehensive income:
Net income	1,969,655	5,229,993
Translation adjustment	50,032	581,126

Comprehensive income	$2,019,687	$5,811,119

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three Months Ended March 31,
	2010	2011
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$1,969,655	$5,229,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,478	120,017
Stock-based compensation	42,624	154,559
Deferred tax assets	-	(113,154)
Changes in operating assets and liabilities:
Accounts receivable	6,742,705	12,141,079
Inventories	355,357	(61,211)
Advance to suppliers	(188,003)	(441,198)
Prepayment and other assets	238,293	(17,956)
VAT payable	-	(366,371)
Accounts payable	(668,999)	-
Accruals and other payable	(34,144)	(323,949)
Deferred revenue	183,416	455,991
Taxes payable	(74,344)	(604,968)

Net cash provided by operating activities	8,744,038	16,172,832

Cash flows from investing activities:
Additions to property, machinery, equipment and software	(1,640,318)	(250,151)

Cash flows from financing activities:
Repurchase of common stock	-	(98,289)

Effect of changes in foreign exchange rates	48,080	679,849

Net increase in cash and cash equivalents	7,151,800	16,504,241

Cash and cash equivalents, beginning of the period	13,627,992	23,702,457

Cash and cash equivalents, end of the period	$20,779,792	$40,206,698

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,047,770	$2,634,471

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

ZST Digital Networks, Inc. (f/k/a SRKP 18, Inc.) was incorporated in the State of Delaware on December 7, 2006.  SRKP 18, Inc. was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Zhengzhou Shenyang Technology Co., Ltd. (thereafter “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of fund.  All foreign investments made to Zhengzhou City enterprises required the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of March 31, 2011, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

ZST PRC has been principally engaged in supplying digital and optical network equipment to cable system operators in the Henan Province of China and has historically derived its revenue from sales of broadcasting equipment, hi-tech optical transmission devices, and telecommunication products.  It has developed a line of Internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers. At present, ZST PRC’s main clients in Cable TV operations are broadcasting TV bureaus and cable network operators serving various cities and counties in Henan Province. Since the fourth quarter of 2009, ZST PRC began providing GPS location and tracking services for transport-related enterprises.

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange and security authorities.  To enable ZST PRC to go public, ZST management made the following restructuring arrangements: (i) established Everfair Technologies Limited (“Everfair”) as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair, (ii) had Everfair enter into an equity transfer agreement with ZST PRC by paying RMB12 million to ZST Management, (iii) established World Orient Universal Limited (“World Orient”) as a BVI holding company owned by a non PRC-citizen, (iv) had World Orient and its wholly owned subsidiary Global Asia Universal Limited (“Global Asia”), its subsidiary Everfair, and its subsidiary ZST PRC enter into a share exchange agreement with ZST Digital Networks, Inc., (v) concurrently conducted a private investment in a public entity (“PIPE”) financing, and (vi) used proceeds from the PIPE transaction to pay RMB12 million to ZST Management pursuant to an ownership transfer agreement.

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

In October 2008, Everfair entered into an equity transfer agreement with the original owners of ZST PRC.  Pursuant to the equity transfer agreement, Everfair agreed to pay the original owners RMB12 million for the equity transfer within three months of the approval from competent government agency.  After this equity transfer, ZST PRC became a foreign investment company with the operating life of 30 years since the approval of its establishment on November 10, 2008.

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

Subsequent to the closing of the Share Exchange, on January 14, 2009, Zhong Bo, Chief Executive Officer and Chairman of the Board of ZST Digital Networks, Inc., Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the "ZST Management"), each entered into a Common Stock Purchase Agreement pursuant to which ZST Digital issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 (the "Purchase Right") and obtained control of ZST Digital Networks, Inc..  The purchase consideration for the 5,090,315 shares would come from the proceeds raised through the PIPE transaction and the conversion of shareholder loans lent to ZST PRC.

Upon consummation of the Share Exchange and the ownership transfer transactions, ZST Management owned a majority of the issued and outstanding shares of common stock of ZST Digital Networks, Inc. and Mr. Zhong Bo was appointed as the Chairman of the Board and Chief Executive Officer of ZST Digital Networks, Inc..  Hereafter, ZST Digital Networks, Inc. and its subsidiaries, World Orient, Global Asia, Everfair, and ZST PRC shall be collectively referred throughout as the “Company”.

For accounting purposes, the above Share Exchange transaction was accounted for as a reverse merger. The Share Exchange transaction has been treated as a recapitalization of World Orient and its subsidiaries, with ZST Digital Networks, Inc. (the legal acquirer of World Orient and its subsidiaries including ZST PRC) considered the accounting acquiree and ZST PRC, the only operating company, and whose management took control of ZST Digital Networks, Inc. (the legal acquiree of ZST Digital Networks, Inc.) is considered the accounting acquirer.  The Company did not recognize goodwill or any intangible assets in connection with the Share Exchange transaction.  The financial statements of the Company are the continued financial statements of World Orient and its subsidiaries.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue Recognition

The Company derives revenues principally from sale of products related to Cable TV program distribution related system which include digital Cable TV network equipment and IPTV Set-top Boxes; sale of GPS devices; provision of GPS device installation services and GPS subscription services.

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

Multiple Deliverable

In October 2009, the Company started to sell GPS devices in conjunction with subscription service and installation service.  The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  The Company sells the subscription services to customers with terms of the service contracts offered that range from 12 to 24 months and are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription service revenues are deferred and recognized over the life of the service contract upon activation.

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

Regarding warranty on GPS devices, we have a policy that provides coverage on repairs of GPS devices for a period of one year after the date of purchase. In the event that repair is needed, customers will be responsible for the cost of parts while the cost of labor will be covered by us. We estimate the costs to service our obligations based on historical experience and expectations of future conditions. We did not incur warranty costs for the three months ended March 31, 2011 and 2010. Based on these facts, we record warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of March 31, 2011 and 2010.

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

Property, Machinery, Equipment and Software

Plant, properties, machinery, equipment and software are recorded at historical cost, net of accumulated depreciation.  The amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

Machinery and equipment	5 years
Office equipment	5 years
Electronic equipment	5 years
Vehicles	5 years
Software	3 years

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  No government subsidy in supporting research and development activities was received during the first quarter of 2010 and 2011.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Share-Based Payments

The Company receives employee services in exchange for equity securities of the Company that are based on the fair value of the Company’s equity securities.  The Company uses a fair-value-based method to calculate and account for above mentioned transactions.

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  The amounts of earnings retained in ZST PRC were $37,330,862 as of December 31, 2010 and $43,027,364 as of March 31, 2011.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.  The securities issued and dilutive potential common shares as of March 31, 2011 were as below:

1)
The stock warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.

2)
The stock option to purchase 25,000 and 12,500 shares of the Company’s common stock granted to Mr. John Chen, the predecessor CFO, on October 20, 2009 and 2010 with the exercise price at $8.00 per share and $6.72 per share respectively are anti-dilutive for computing earnings per share purpose.

3)	The 60,000 shares of restricted common stock granted to Mr. Zhong Bo, Chairman of the Board of Directors, on January 1, 2011 are anti-dilutive for computing earnings per share purpose.
4)	The stock option to purchase 90,000 shares of the Company’s common stock granted to Mr. Henry Ngan, CFO of the Company, on March 18, 2011 are anti-dilutive for computing earnings per share purpose.
5)
The 90,000 shares of restricted common stock granted to Mr. Henry Ngan on March 18, 2011 had dilution impact and the dilutive potential common shares were 4,005 shares for three months ended March 31, 2011.

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	March 31,
	2010	2011

Accounts receivables	$26,315,401	$13,403,380
Accounts receivables — 10% hold back	7,175,109	7,848,107
	$33,490,510	$21,251,487
Provision	-	-
Accounts receivable, net	$33,490,510	$21,251,487

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	March 31,
	2010	2011

1-30 days	$14,777,700	$9,277,040
31-60 days	8,992,436	3,654,410
61-90 days	2,545,265	471,930
	$26,315,401	$13,403,380

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

As of March 31, 2011, advances of $7,714,607 represents advances made to three suppliers accounting for 39%, 27% and 34% of total balance, respectively.  As of December 31, 2010, advances of $7,270,379 represents advances mainly made to two suppliers accounting for 53% and 45% of total balance, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 ─ INVENTORIES

The inventories are as follows:

	December 31,	March 31,
	2010	2011

Products for sale	$221,093	$282,773
Less: Provisions	-	-
Inventories, net	$221,093	$282,773

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 ─ PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE

A summary of property, machinery, equipment and software at cost is as follows:

	December 31,	March 31,
	2010	2011

Machinery and equipment	$92,409	$99,012
Electronic equipment	197,215	198,772
Office equipment	48,168	48,548
Vehicles	309,923	312,371
Software	469,697	613,064
Advance for building an employee leisure facility	248,485	264,191
Advance for purchasing office spaces	9,540,909	9,616,236
	$10,906,806	$11,152,194
Accumulated depreciation	(362,755)	(463,704)
	$10,544,051	$10,688,490

The depreciation and amortization for the first quarter of 2010 and 2011 were $168,242 and $ 100,181, respectively.

On March 12, 2010, the Company paid RMB11.13 million (approximately $1.7 million) for purchasing an office space of 2,100 square meters, which is located in Zhengzhou City, Henan Province, PRC; on December 30, 2010, the Company paid RMB51.84 million (approximately $7.9 million) for purchasing office space of 2,880 square meters in the same building; the building is still under construction and is expected to be available for use at the second quarter of 2011.  Total advances for the office spaces were $9,616,236 as of March 31, 2011.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ DEFERRED REVENUE

Deferred revenue related to GPS subscription services.  The Company received service fee in advance and allocated the amount to sales revenue over the terms of service contracts.  The unallocated service fee was $3,194,579 as of March 31, 2011 and $ 2,741,964 as of December 31, 2010.

NOTE 8 ─ COMMON STOCK TRANSACTIONS

The Company has two types of stock, common and preferred stocks.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Preferred Stock.  The Company is authorized to issue 100 million shares of common stock with par value of $0.0001 per share.

Common Stock Transactions in 2010

On August 23, 2010, the Board of Directors authorized the Company to repurchase outstanding shares of the Company's common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of the Company's management and as market conditions allow.  As of March 31, 2011, the Company repurchased 40,800 shares of its common stock at a cost of $296,624, which was recorded as treasury stock.

Common Stock Transactions in 2011

On January 1, 2011, the Company granted Mr. Zhong 60,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan.  The 60,000 shares of restricted common stock shall vest on monthly basis at 5,000 shares per month.   Accordingly, the Company recognized a stock compensation of $102,000 for the three months ended March 31, 2011 and there were 15,000 shares of common stock vested as of March 31, 2011.

On March 18, 2011, the Company entered into an employment agreement with Henry Ngan as the Company’s Chief Financial Officer, effective March 18, 2011, with an initial term of a two-year period following with an automatic renewal of another year. Pursuant to the terms of this employment, Mr. Ngan was granted for 90,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan on March 18, 2011.  The 90,000 shares of restricted common shares vest on a quarterly basis, with 7,500 shares vesting on the three-month anniversary of the date of grant.  Accordingly, the Company recognized stock of $6,457 for the three months ended March 31, 2011 without any shares vested at March 31, 2011.   The first vesting of 7,500 shares of restricted common stock will take place on June 18, 2011.

The restricted stock have no purchase cost to the grantee.  Nonvested stock entitles the grantees to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until vested.  The Company issues new shares for the granting of restricted stock.

NOTE 9 ─WARRANTS

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS

On March 18, 2011, the Company, as indicated above, entered into an employment agreement with Mr. Ngan.  Pursuant to the employment agreement, Mr. Ngan was granted for stock options to purchase 90,000 shares of the Company’s common stock with an exercise price of $5.96 per share, which is equal to the closing trading price on the grant date, which is March 18, 2011, under the Company’s 2010 Omnibus Incentive Plan.  The options have a contractual life of ten year and vest on a quarterly basis at 7,500 shares per quarter.  The Company uses Black-Scholes Pricing Model to determine that the fair value of the options was $400,500 based on the following assumptions: the expected life was seven years, the expected volatility was 81.80%, the annual quarterly dividends rate was zero, and the discount rate was 2.64% based on the same terms of Treasury Bonds.   For the three months ended March, 31, 2011, the Company recognized a stock compensation of $4,821.  None of the options were vested as of March 31, 2011.

Pursuant to the employment agreement with Mr. John Chen, the Company’s former CFO, the Company granted Mr. Chen options to purchase 25,000 shares and 12,500 shares of the common stock of the Company on October 20, 2009 and 2010, respectively.  The 25,000 shares option was granted at an exercise price of $8.00 per share with a contractual life of five year expiring on October 20, 2014; the 12,500 shares option was granted at an exercise price of $6.72 per share and with a contractual live of five years expiring on October 20, 2015. The Company determined the fair value of the option to purchase 25,000 shares of common stock granted on October 20, 2009 was $172,863 using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 0.39%, expected life is the contractual term of five years, expected volatility of 133% and zero expected dividends. The fair value of the options to purchase 12,500 shares of common stock granted on October 20, 2010 was $51,250 using the Black-Scholes option-pricing model based on the following assumptions: risk-free interest rate of 5%, expected life is the contractual term of five years, expected volatility of 73% and zero expected dividends.  The options to purchase 25,000 shares of common stock fully vested on October 20, 2010 and the fair value was fully amortized as of then.  The options to purchase 12,500 shares of common stock vested on March 18, 2011 when Mr. Chen’s employment was terminated by the Company, the unamortized fair value of $48,281 was fully amortized then.

NOTE 11 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Three Months Ended March 31,
	2010	2011

Numerator:
Net income attributable to the Company	$1,969,655	$5,229,993
Net income used in computing diluted earnings per share	$1,969,655	$5,229,993
Denominator:
Weighted average common shares outstanding – basic	11,650,442	11,627,743
Effect of dilutive security:
Restricted common stock granted on March 18, 2011	-	585
Weighted average common share outstanding – diluted	11,650,442	11,628,328
Basic earnings per share	$0.17	$0.45
Diluted earnings per share	$0.17	$0.45

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING

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

	Three Months Ended March 31,
	2010	2011

Sales of Cable TV Equipment:
Revenue	$14,275,092	$24,445,422
Cost	11,133,978	19,753,098
Gross profit	3,141,114	4,692,324

Sales of GPS Devices:
Revenue	2,152,811	6,841,591
Cost	1,690,811	5,603,235
Gross profit	462,000	1,238,356

GPS Related Service:
Revenue	620,375	2,516,213
Cost	49,497	103,859
Gross profit	570,878	2,412,354

Total revenue	17,048,278	33,803,226
Total cost	12,874,286	25,460,192
Overall gross profit	4,173,992	8,343,034
Expenses not allocated	1,231,824	1,193,854
Income before income taxes	$2,942,168	$7,149,180

NOTE 13 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.  THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT, “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW.  SUCH STATEMENTS REFLECT OUR MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND OUR CONTROL.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR OTHERWISE INDICATED.  CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY’S MOST RECENT ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 4, 2011 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.  WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

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

Overview

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

Executive Summary of Operating Results for the Three Months ended March 31, 2011

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Total revenue for the first quarter of 2011 was $33.8 million, an increase of 98% compared to the first quarter of 2010.
•
Gross profit for the first quarter of 2011 was $8.3 million, an increase of 100% compared to the first quarter 2010.  Gross profit margin for the first quarter 2011 was 25%, compared to 24% for the first quarter 2010.

•	Net income for the first quarter 2011 was $5.2 million, an increase of 166% compared to the first quarter of 2010.
•	Net income to revenue ratio for the first quarter of 2011 was 15%, compared to 12% for the first quarter 2010.
•
Basic and diluted earnings per share were both $0.45 for the first quarter of 2011, an increase of $0.28 compared with $ 0.17 for basic earnings and diluted earnings per share for the first quarter of 2010.

Overview

We are principally engaged in two lines of business: (1) to supply digital and optical network equipment to cable system operators in the Henan Province of China and (2) to provide GPS location and tracking services in the Henan Province of China.

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

Recent Events

Employment Agreement with Chief Executive Officer

On December 13, 2010, the Company entered into an employment agreement with Mr. Zhong Bo, the Chief Executive Officer of the Company, effective as of January 1, 2011.  The initial term of the employment agreement will be 12 months, with automatic 12-month extensions unless either party provides 90 days written notice of termination prior to the expiration of a term. Pursuant to the employment agreement, Mr. Zhong will be entitled to an annual base salary of RMB 1,880,000 (equal to approximately US$282,000), subject to modification from time to time by written agreement between Mr. Zhong and the Company.  Payment of salary will be made on a quarterly basis, in advance of each quarter of work performed. Pursuant to the employment agreement, Mr. Zhong was also granted 60,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan. The 60,000 shares of restricted common stock vest on monthly basis at 5,000 shares per month.

Employment Agreement with Chief Financial Officer

On March 18, 2011, the Company entered into an employment agreement with Mr. Henry H. Ngan regarding his employment by the Company as its new Chief Financial Officer.  Pursuant to the employment agreement, Mr. Ngan is entitled to an annual base salary of US$180,000.  The initial term of the employment agreement will be 24 months, with an automatic 12-month extension, unless either party provides 30 days written notice of termination prior to the expiration of a term.

In accordance with the terms of the employment agreement, Mr. Ngan was granted options on March 18, 2011 to purchase up to 90,000 shares of the common stock of the Company at an exercise price of $5.96 under the Company’s 2010 Omnibus Incentive Plan.  A total of 7,500 of the shares covered by the options will vest on each of the 12 quarterly anniversaries of the date of grant, subject to Mr. Ngan’s continued employment by the Company under the terms and conditions of the employment agreement through the respective quarterly anniversary.

In addition, pursuant to the employment agreement, Mr. Ngan was granted 90,000 restricted shares of common stock of the Company under the Company’s 2010 Omnibus Incentive Plan on March 18, 2011.  A total of 7,500 shares of the Restricted Stock Award will vest on each of the 12 quarterly anniversaries of the grant date, subject to Mr. Ngan’s continued employment by the Company under the terms and conditions of the employment agreement through the respective quarterly anniversary.

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

Regarding warranty related to GPS devices, we have a policy that provides coverage on repairs of our GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectation of future conditions.  We did not incur warranty costs for the three months ended March 31, 2011 and 2010. Based on these facts, we records warranty cost as incurred.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of March 31, 2011 and December 31, 2010.

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

Results of Operations

Comparison of Three months Ended March 31, 2010 and 2011

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment; and provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Three Months Ended March 31,
	2010	2011
Sales Revenue:
Sales of cable TV equipment	$14,275,092	$24,445,422
Sales of GPS devices	2,152,811	6,841,591
Revenue from sales of goods	16,427,903	31,287,013
Revenue from service:
GPS related service	620,375	2,516,213
Total revenue	$17,048,278	$33,803,226

Overall, our revenue was $33.8 million for the first quarter of 2011, representing an increase of $16.8 million or a 98% increase in comparison with $17.0 million for the first quarter of 2010.  Both Cable TV related business line and GPS business line contributed significantly to the significant increase in sales revenue.  Revenue from Cable TV equipment sales for the first quarter of 2011 increased by almost 71% compared to the comparable 2010 fiscal period; and revenue from sales of GPS devices and related service amounted to $9.4 million, representing an increase of $6.6 million or a 2.4 times increase in comparison to $2.8 million for the comparable period in 2010. GPS-related business contributed 39% of overall increase in sales revenue, and sales of Cable TV-related equipment contributed 61% to overall increase of sales revenue.

Cable TV Related Equipment:

We sell two types of Cable TV related equipment: digital Cable TV network equipment and IPTV (internet protocol television) set-top boxes.  Net revenue from these two product lines was as follows:

	Three Months Ended March 31,
	2010	2011
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	$7,190,561	$13,074,244
Sales of cable TV network equipment	7,084,531	11,371,178
Total	$14,275,092	$24,445,422

Chinese governmental regulations encourage the continued integration of telecommunications networks, cable TV networks and the Internet in China.  Accordingly, many regional TV broadcast stations accelerated system-wide upgrade processes in order to conform to the government mandate of provincial-wide uniform networks.  As a result, we have achieved a significant increase in sales of cable TV related products which include IPTV set-top box and cable TV network equipment.

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $13.1 million for the first quarter of 2011, an increase of $5.9 million or an 82% increase compared with $7.2 million for the first quarter in 2010.  Total sales volume of IPTV set-top box in the first quarter of 2011 increased by 131% in quantity compared to the comparable period of 2010.

We currently have three types of IPTV set-top boxes: High Definition product, Standard Definition product, and Low Definition product.  The Low Definition product was recently launched in the first quarter of 2011, which has the lowest selling price compared to the other two types of product.  The selling prices of Standard Definition and High Definition product are 41% and 209% higher than the Low Definition product, respectively.  The Standard Definition product is the most popular type of IPTV set-top box and total sales of Standard Definition product accounted for 49% in quantity of IPTV set-top box sales; but since High Definition product has the highest selling price, sales revenue from High Definition product accounted for 50% in amount of total sales revenue.

Compared with the same period of 2010, sales of High Definition product increased by 31% in amount and 45% in quantity in the first quarter of 2011; while sales of Standard Definition product increased by 127% in amount and 113% in quantity, respectively.  The Low Definition product, which launched in the first quarter of 2011, contributed 22% in sales quantity and 12% in sales revenue for the first quarter of 2011.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $11.4 million for the first quarter of 2011, an increase of $4.3 million or 61% compared with $7.1 million for the same period of 2010.

GPS Products and Services:

We have engaged in the GPS related business since the fourth quarter of 2009.  Revenue from sales of GPS devices and GPS-related service amounted to $9.4 million for the first quarter of 2011, an increase of $6.6 million or 2.4 times compared with $2.8 million for the same period of 2010.

In the first quarter of 2011, GPS operations contributed to 28% of the total sales revenue.  Revenue from sales of GPS devices was $6.9 million for the first quarter of 2011 while GPS related service fees contributed $2.5 million in revenues for the same period.  GPS related services include installation service and subscription service for tracking and location.

Chinese governmental regulations have required certain types of commercial vehicles operators include passenger transportation vehicle operators and dangerous cargo transportation vehicle operators, to register their vehicles on GPS platforms for government monitor purpose.  The regulations were recently emphasized by several government departments; the implementation of the government regulations would expand commercial GPS service market demand. We believe that, as a result, revenue generated from sales of our GPS products and services has increased.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products are purchased from suppliers on a turnkey basis.  Total cost of sales was $25.5 million in the first quarter of 2011, compared with $12.9 million during the same period in 2010, representing an increase of approximately $12.6 million or a 98% increase in cost of sales.  The 98% increase in cost of sales is due to the increase in sales revenue.

Gross Margin

Gross margin for the first quarter of 2011 was 25% compared with gross margin of 24% for the same period of 2010.

Gross margin in sales of products decreased from 22% to 19% compared the first quarter of 2011 as compared to the same period in 2010; the decrease in gross margin primarily attributable to a decreased gross margin in sales of Standard Definition IPTV set-top box.  Gross margin in sales of Standard Definition IPTV set-top box was much higher than other products when it was newly launched in 2010. We reset the design to add some new functions to Standard Definition IPTV set-top box in 2011, which resulted in increased manufacturing cost.  Since we did not increase selling price by the same proportion in order to retain our market share, the gross margin in sales of Standard Definition IPTV set-top box dropped substantially.

Gross margin in provision of GPS related service increased from 92% to 96% in the first quarter of 2011 as compared to the same period in 2010, which offset the impact of decreased gross margin in sales of products and brought about a slight increase of 1% in overall gross margin.  Costs for providing GPS related services are mainly fixed, with the volume increased, gross margin increased accordingly.  When customers subscribed with the Company for GPS tracking and location service, they also subscribed with China Unicom for telecommunication service related to GPS tracking and location service.  The Company has committed to pay renewal subscription fees to China Unicom for its GPS service customers when the first year’s contract expired.  The commitment to pay subscription expenses for customers would reduce the Company’s gross margin level in GPS service business in future.

Selling Expense

Selling expense was $165,000 for the first quarter of 2011, representing a decrease of $102,000 compared with $267,000 for the first quarter of 2010.  The decrease in selling expenses was mainly due to decrease in promotion expenses. In the first quarter of 2010, we spent $176,000 in promotion activities for the newly launched GPS business, while we did not carry out much promotion activities in the first quarter of 2011.  Except for promotion expenses, other selling expenses, including salaries, shipping costs, and after-sale service expenses, increased by 79% for the first quarter of 2011 as compared to the same period 2010.

As a percentage to total revenue, selling expenses accounted for 0.5% and 1.6% for the first quarter of 2011 and 2010, respectively.

Research and Development Expense

Research and development expense was $131,000 for the first quarter of 2011, representing a decrease of $105,000 compared with $236,000 for the first quarter of 2010.  The decrease in research and development expenses was mainly due to decreased mold expenses.  The costs of GPS molds were fully expensed in the first quarter of 2010 while there were not much mold expenses in the first quarter of 2011.  Other research and development expenses include salaries and depreciations.

As a percentage to total revenue, research and development expense accounted for 0.4% and 1.4% for the first quarter of 2011 and 2010, respectively.

General and Administrative Expense

General and administrative expense was $915,000 for the first quarter of 2011, representing an increase of $184,000 or a 25% increase, compared with $731,000 for the same period of 2010.  General and administrative expense consists mainly of salary expense, stock-based compensation, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to an increase in legal service fees and stock-based compensation.  General and administrative expenses have generally increased primarily as a result of the Company becoming a publicly reporting company in the US.

As a percentage to total revenue, general and administrative expense accounted for 2.7% and 4.3% for the first quarter of 2011 and 2010, respectively.

Interest Income

Interest income was $25,000 for the first quarter of 2011, representing an increase of $23,000 compared with $2,000 for the first quarter of 2010.  Increase in interest income was due to increase in cash balances.

Income Tax Provision

Income tax provision for the first quarter of 2011 was $1.9 million, an increase of $946,000 or 97%, compared with $973,000 for the first quarter of 2010.  The increase of income tax provision was the result of the increase in income before tax, primarily driven by the increase in taxable income.

The effective income tax rate was 27% and 32% for the first quarter of 2011 and 2010, respectively.  The effective income tax rate was mainly impacted by valuation allowance for operating deficit generated in non-China entities, the impact of valuation allowance reduced in the first quarter of 2011 when operating profit from China based subsidiary increased significantly compared with 2010.

As a percentage to total revenue, income tax provision accounted for 6% for both the first quarter of 2011 and 2010, respectively.

Net Income

Net income was approximately $5.2 million for the first quarter of 2011, an increase of $3.2 million or 166%, compared with $2.0 million for the first quarter of 2010.

Earnings per Share

Basic earnings per share were $0.45 for the first quarter of 2011, an increase of $0.28 compared with $0.17 for the first quarter of 2010.  The increase in earnings per share was a result of an increase in net income.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $40.2 million and $23.7 million, respectively.  Our working capital was approximately $66.8 million and $61.1 million, respectively, as of March 31, 2011 and December 31, 2010.  The increase in cash and cash equivalents was mainly contributed by operating activities.

Our operations were mainly financed by cash generated from operating activities. We did not have material capital investment commitments as of March 31, 2011. We believe that cash and cash equivalents are sufficient to meet our day-to-day operating requirements at the current level of operating activities.  We may need external financing to supplement operating cash flows if we would expand our GPS-related business significantly.

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

For the three months ended March 31, 2011, net cash provided by operating activities was $16.2 million, which represented an increase of $7.5 million as compared to the net cash provided by operating activities of $8.7 million for the same period of the prior year.  Of the $7.5 million increase in cash, net income contributed $3.3 million, decrease in accounts receivable contributed $5.4 million, and non-cash items and changes in other operating assets and liabilities offset the increase by $1.2 million.

The balance of accounts receivable was $21.3 million as of March 31, 2011, which represented a decrease of $12.2 million as compared balance of $33.5 million as of December 31, 2010. The decrease in accounts receivable was due to the decrease in sale revenue in the first quarter of 2011 compared with the fourth quarter of 2010.  Although our business is not seasonal in nature, the fourth quarter is always peak season and the business in first quarter is relatively low in recent years.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2011, which was payment for acquisition of fixed assets.  In the first quarter of 2010, we paid $1.6 million as advance payment for acquisition of the office space.

Net cash provided used in financing activities was $98,000 for the three months ended March 31, 2011, which was payment for repurchase of the Company’s common stock. There was no financing cash flow during the same period of 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

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

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011 and all of the information contained in our public filings before deciding whether to purchase our common stock.  Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.

While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and that have limited trading volumes are susceptible to higher volatility levels than U.S. domestic large-cap stocks, and can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the significant profit that can be made from publishing a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

We believe that we have been subject to such short attacks, and while we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy, should we be targeted again for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase by Issuer

In August 2010, our Board of Directors authorized us to repurchase outstanding shares of our common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of our management and as market conditions allow.  During the fourth quarter of 2010, we repurchased a total of 24,900 shares of common stock at $7.97 per share.

The following table provides information relating to the Company’s repurchases of common stock during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2011	-	$-	-	$801,665
February 1 to February 28, 2011	-	-	-	801,665
March 1 to March 31, 2011	15,900	6.18	15,900	703,376
Total	15,900	$6.18	15,900	$703,376

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

ZST DIGITAL NETWORKS, INC.

Date: May 10, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: May 10, 2011	By:	/s/ Henry H. Ngan
Henry H. Ngan Chief Financial Officer