Form 10-K/A
period 2010-12-31
ZST Digital Networks, Inc.
filed 2011-08-02
CIK 1403794

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
Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends information in the Form 10-K filed by the ZST Digital Networks, Inc. (the "Company") with the Securities and Exchange Commission (the “SEC”) on March 4, 2011 (the “Original Filing”).  This Amendment only amends information in the following:

•	Item 1 (Business),
•	Item 1A (Risk Factors),
•	Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations),
•	Item 10 (Directors, Executive Officers and Corporate Governance), and
•	Item 11 (Executive Compensation).

Item 8 (Financial Statements and Supplementary Data) and other Items of the Original Filing are not being amended.  As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to our Original Filing have been revised, as applicable to the disclosures that are amended by this Amendment, re-executed and re-filed as of the date of this Amendment.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ZST DIGITAL NETWORKS, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

ITEM		PAGE

PART I

Item 1	Business	4
Item 1A	Risk Factors	15

PART II
		37
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART III

Item 10	Directors, Executive Officers and Corporate Governance	48
Item 11	Executive Compensation	51

PART IV

	Exhibits, Financial Statement Schedules	57

SIGNATURES		61

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

●	our ability to maintain and increase revenues and sales of our products;

●	our ability to develop and market new products;

●	our reliance on access to the China Unicom wireless network for providing our GPS services;

●	competitive nature of our industry;

●	market acceptance of our products;

●	our reliance on intellectual property, some of which is owned by an affiliated party and licensed to us;

●	our strategic investments and acquisitions;

●	potential negative media reports that focused on differences between the financial information set forth in our filings with the US SEC and filings with the PRC’s SAIC;

●	compliance and changes in the laws of the PRC that affect our operations;

●	continued maintenance of certificates, permits and licenses required to conduct business in China;

●	vulnerability of our business to general economic downturn, especially in the PRC; and

●
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

Overview

ZST, founded in 1996, is a supplier of digital and optical network equipment to cable system operators and provider of GPS location and tracking services in the Henan Province.  We have developed a line of internet protocol television (“IPTV”) set-top boxes that are used to provide bundled cable television, Internet and telephone services to residential and commercial customers.  Our main clients are broadcasting TV bureaus and cable network operators serving various cities and counties.   We have over 30 main customers, including the broadcasting TV bureaus and cable network operators of the cities/counties of Mengzhou, Pingdingshan, Kaifeng, Xieye, Yuanyang, Yiyang, Xixia, Nanzhao, and Gushi.  In addition, our customers include logistics companies that include Henan Chang Tong Logistics, ltd; Zhengzhou Yuan Tong Logistics, ltd; and Henan Wan Li Car Trading ltd.

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

Corporate History

We were incorporated in the State of Delaware on December 7, 2006 under the name SRKP 18, Inc., which was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  On January 9, 2009, SRKP 18, Inc. closed a share exchange transaction (the “Share Exchange”) pursuant to which SRKP 18, Inc. (i) issued 806,408 shares of its common stock to acquire 100% equity ownership of World Orient Universal Limited World Orient, which is the 100% parent of Global Asia, which is the 100% parent of Everfair, which is the 100% parent of Zhengzhou ZST, (ii) assumed the operations of World Orient and its subsidiaries, and (iii) changed its name from SRKP 18, Inc. to ZST Digital Networks, Inc.

Subsequent to the closing of the Share Exchange, on January 14, 2009, Zhong Bo, our Chief Executive Officer and Chairman of the Board, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the "ZST Management"), each entered into a Common Stock Purchase Agreement pursuant to which we issued and the ZST Management agreed to purchase an aggregate of 5,090,315 shares of our common stock at a per share purchase price of $0.6907 and obtained control of our company.  The purchase consideration for the 5,090,315 shares came from the proceeds raised through a private investment in a public entity (“PIPE”) transaction and the conversion of shareholder loans lent to Zhengzhou ZST.  The purchase price for the shares was paid in full on May 25, 2009.

Our operations are primarily conducted through Zhengzhou ZST, which was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC.  Our other directly and indirectly held subsidiaries were established primarily for tax and reorganization purposes, as more fully described below.

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange and security authorities.  To enable Zhengzhou ZST to go public in the US through the Share Exchange, Zhengzhou ZST made the following restructuring arrangements:

(i)	established Everfair in August 2008 as a Hong Kong holding company owned by a non-PRC citizen and indirectly controlled the operations of Everfair,

(ii)	had Everfair enter into an equity transfer agreement with Zhengzhou ZST by paying RMB12 million to ZST Management,

(iii)	established World Orient in August 2008 as a British Virgin Islands (“BVI”) holding company owned by a non-PRC citizen,

(iv)	had World Orient and its wholly-owned subsidiary Global Asia, its subsidiary Everfair, and its subsidiary Zhengzhou ZST enter into a share exchange agreement with us,

(v)	conducted a PIPE transaction that closed concurrently with the Share Exchange, and

(vi)	used proceeds from the PIPE transaction to pay RMB12 million to ZST Management pursuant to an ownership transfer agreement.

 In November 2008, World Orient acquired 100% ownership of Global Asia.  In October 2008, Global Asia acquired 100% ownership of Everfair.  In October 2008, Everfair entered an equity transfer agreement with the original owners of Zhengzhou ZST.  Pursuant to the equity transfer agreement, Everfair agreed to pay the original owners RMB12 million for the equity transfer within three months of the approval from competent government agency.  After this equity transfer, Zhengzhou ZST became a foreign investment company with the operating life of 30 years since the approval of its establishment on November 10, 2008.

Upon consummation of the Share Exchange and the ownership transfer transactions, described above, ZST Management owned a majority of our issued and outstanding shares of common stock and Mr. Zhong Bo was appointed as our Chairman of the Board and Chief Executive Officer.

The organization and ownership structure of our company is as follows:

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

Well-Established Distribution Channels

We sell our products through a well-established network of distributors and resellers that allows us to access the customer markets of the Henan Province. We also attend various trade fairs for electronic products throughout China, including China Hi-tech Fair (Shenzhen) and Canton Fair, to continuously improve our existing distribution channels and explore new potential distribution channels.

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

Sales and Marketing

We have a broad sales network throughout the Henan Province. Our distribution network includes exclusive provincial and regional distributors, resellers and brand-name counters.

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

Competition

The market for set-top boxes and digital networking products is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete primarily on the basis of:

●	reliability;

●	brand recognition;

●	quality;

●	price;

●	quality;

●	quality service and support to retailers and our customers.

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

We also provide housing facilities for our employees. At present, approximately 1% of our employees live in company-provided housing facilities. Under PRC laws, we are also required to make contributions to a housing accumulation fund for employees. Presently, contribution to such housing accumulation fund is not strictly enforced by the Zhengzhou Municipal Government and therefore, we provide free housing facilities to all employees who need accommodation. We may commence contributions to the housing assistance fund in the future. For additional information, please see below, page 27, “Item 1A--RISK FACTORS--Risks Related to Doing Business in China--We have not made statutory contributions to the public housing fund for our employees in accordance with applicable regulations, and this could subject us to fines and other penalties.”

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

We and an increasing number of China-based companies listed on U.S. stock exchanges have become the subject of negative media reports that focus on differences between the financial information set forth in filings with the US SEC and filings with the PRC’s SAIC.  We have, and may continue to be, subject to these types of negative reports, which may adversely affect the price of our common stock.

During the second half of 2010 and continuing into 2011, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information filed with the US SEC. Many of these reports appear to have been based, at least in part, on differences between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce (SAIC).

We have been subject to these negative reports that focus on differences in the financial information our filings with the SAIC and SEC, and we expect that there will continue to be differences in the financial information contained in the fillings made with the SAIC and the SEC.  Any differences between the financial information we disclose in our SEC filings and the financial information set forth in the filings that our subsidiaries are required to make with the SAIC may be identified by short sellers or media who may publish negative claims or suggestions about us or our financial results, which could negatively affect the price of our common stock.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75. The SAFE also issued implementation rules for Circular 75 with the latest rules issued in May 2011 and the implementing rules provide for more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. The Circular 75 and its implementations require that   (1) a PRC resident shall register with a local branch of the SAFE in connection with his or her  establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC residents;   (2) when a PRC resident engages in overseas financing after contributing assets or equity interests to an offshore entity, or an offshore entity establishes or control any enterprise outside China, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE; (3) when a PRC resident obtains proceeds from any reduction in capital, share transfer or liquidation to an offshore entity, the PRC resident shall register such change with a local branch of the SAFE before he or she remit such proceeds into China; (4) a PRC resident shall also register other material changes with a local branch of the SAFE during annual inspection period for foreign investment enterprises.

Although we have requested PRC residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under Circular 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations. We cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Zhengzhou ZST’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.  Moreover, failure to comply with the various SAFE registration requirements described above could result in liabilities for our PRC subsidiary Zhengzhou ZST under PRC laws for evasion of applicable foreign exchange restrictions, including (1) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (2) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at our PRC subsidiary who are held directly liable for the violations may be subject to criminal sanctions.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006 and was amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

According to the Revised M&A Regulations, a “Related Party Acquisition” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the Revised M&A Regulations, any Related Party Acquisition must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Everfair obtained all the equity interests of Zhengzhou ZST (the “Restructuring”) further to an Equity Purchase Agreement dated October 10, 2008 (the “Equity Purchase Agreement”) by and among Everfair, Zhong Bo, Wu Dexiu, Huang Jiankang, Sun Hui and Li Yuting (the “ZST Management”). At that time and upon completion of the Restructuring, our BVI subsidiary, World Orient, World Orient’s BVI subsidiary, Global Asia, and Global Asia’s Hong Kong subsidiary, Everfair, were owned by non-PRC individuals. The Equity Purchase Agreement received approval by the Zhengzhou Municipal Bureau of Commerce on November 10, 2008 and Zhengzhou ZST filed all required applications and received all appropriate SAFE approvals from the Henan branch of SAFE.   With respect to the Restructuring, the PRC legal counsel of Zhengzhou ZST, Han Kun Law Offices, has opined on January 9, 2009 that: (1) the Equity Purchase Agreement and the Restructuring have received all requisite approvals from the competent authorities, and all required registrations, certifications and approvals for the Equity Purchase Agreement and the Restructuring have been received by Zhengzhou ZST; (2) Zhengzhou ZST has filed all required applications for the Equity Purchase Agreement and the Restructuring and has received any and all foreign exchange registrations, certifications and approvals as required, including, but not limited to, those as required from the appropriate national and local branches of SAFE and MOFCOM; and (3) to their best knowledge, the Equity Purchase Agreement and the Restructuring do not (a) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the M&A Regulations, Circular 75 and its implementing rules; or (b) contravene the articles of association, business license or other constituent documents of Zhengzhou ZST. We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel with respect to the Restructuring.

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

The PRC regulatory authorities may take the view that the Restructuring, the Share Exchange, the Purchase Right and the Share and Warrant Cancellation are part of an overall series of arrangements which constitute a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of Zhengzhou ZST. The PRC regulatory authorities may also take the view that the registration of the acquisition of Zhengzhou ZST by Everfair with the Zhengzhou Municipal Bureau of Commerce and the filings with the Henan SAFE may not evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the Zhengzhou Bureau of Commerce or Henan SAFE of the overall restructuring arrangements, the existence of the Share Exchange and its link with the acquisition of Zhengzhou ZST by Everfair.

We are aware of other similar companies that have completed similar transactions like the share exchange and private placement and we are not aware of any situation in which a PRC regulatory agency has invalidated the structure and ownership of the PRC entity with any such transactions, but this would not prevent the PRC regulatory authorities from invalidating the transactions as a Related Party Acquisition. Based on such knowledge as well as the approvals that we have been obtained from PRC regulatory agencies for our restructuring, we believe that it is not likely that PRC regulatory authorities will view the acquisition of Zhengzhou ZST by Everfair and the Share Exchange as a Related Party Acquisition and invalidate our acquisition and ownership of Zhengzhou ZST. However, we cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view. If the PRC regulatory authorities take the view that the acquisition constitutes a Related Party Acquisition under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOFCOM.

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

If our ownership of Zhengzhou ZST was invalidated, we would attempt to find a way to re-establish control of Zhengzhou ZST’s business operations through a series of contractual arrangements rather than an outright purchase of Zhengzhou ZST; however, we cannot assure you that we would be able to establish such contractual arrangements.  For example, we would have to first resolve any violations and penalties with the CSRC and other PRC regulatory agencies for the current structure, and such agencies could prevent us from establishing control through contractual arrangements.  In addition, the PRC government could determine that the contractual arrangements structure also does not comply with applicable PRC laws, rules and regulations.  Even if we are able to re-establish control of Zhengzhou ZST through contractual arrangements, we cannot assure you that such arrangement would provide as complete and effective economic benefit and overall control of Zhengzhou ZST’s business than if we had direct ownership of Zhengzhou ZST.  For example, we could incur substantial costs to enforce such agreements and would be forced to rely on legal remedies under PRC contractual law, including seeking specific performance or injunctive relief, and claiming damage if the parties to the arrangements failed to perform their responsibilities under any of our contractual arrangements.

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

We have not made statutory contributions to the public housing fund for our employees in accordance with applicable regulations, and this could subject us to fines and other penalties.

Although the PRC State Council has regulations governing a company's contribution to the public housing fund for its employees, we had not been expressly required by our local government authority in charge of this matter to make such contribution due to lack of implementing rules. If the relevant local public housing fund administrative centre issues a notification that requires companies like us to make contributions to the local public housing fund for our employees, we intend to establish a public housing fund account and we will begin to make statutory contributions for our employees to such account once it is open. However, we cannot assure you that the local government agencies will not penalize us for non-compliance with the regulation promulgated by the PRC State Council. If the relevant local public housing fund administrative center takes any legal action against us for our non-compliance with such regulation, such as fines, or the requirement of making up contributions to the public housing fund for our employees, our financial conditions and results of operations may be adversely affected.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital.  Zhengzhou ZST’s current registered capital is approximately 260 million RMB, or approximately US$40 million, and we believe that Zhengzhou ZST has made the required allocations in accordance with PRC regulations.  Allocations to these statutory reserve funds are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Under the new EIT Law, we, World Orient, Global Asia and EverFair may be classified as “resident enterprises” of China for tax purpose.  Such classification will likely result in unfavorable tax consequences to us, World Orient, Global Asia, EverFair and our non-PRC stockholders.

Under the new EIT Law and its implementation rules, both of which became effective on January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.”

On April 22, 2009, the State Administration of Taxation (“SAT”)issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or SAT Circular 82, further interpreting the application of the EIT Law.  SAT Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Pursuant to the SAT Circular 82, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or enterprise group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.

Although we, World Orient, Global Asia and EverFair all have members of management located in China, SAT Circular 82 provides that the above standards shall apply to the enterprises which are registered outside of the PRC and funded by Chinese enterprises as controlling investors, and therefore such standards may be cited for reference only and may not be directly adopted when considering whether our "de facto management bodies" is in the PRC or not. Accordingly, it is still uncertain whether we may be considered a resident enterprise under the EIT Law.  Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis, and it is possible that the PRC tax authorities could determine that we, World Orient, Global Asia and EverFair are resident enterprises.

If we are determined to be resident enterprises, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by such non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by such non-PRC individual stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent reasonably possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

Based upon our present plans, we believe that our cash, cash equivalents, and cash flow from operations will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the upcoming 12 months and thereafter.  However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We did not have material capital investment commitments as of December 31, 2010, but we may need external financing to supplement operating cash flows if are able to rapidly expand our GPS-related business.  If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Zhong Bo has served as Chief Executive Officer and Chairman of the Board of the Company since January 9, 2009 and has been chairman of the board of Zhengzhou Shenyang Technology Company Limited, a wholly-owned subsidiary of the Company (“Zhengzhou ZST”), since 1996. He has also served as the director of the Henan Association for the Promotion of Non-Governmental Entrepreneurs since July 1999, as the President of the Federation of Industry and Commerce (General Chamber of Commerce) since January 2001 and as a committee member of the Chinese People’s Political Consultative Conference since January 2004. From October 1989 to September 1992, Mr. Zhong served as the manager of the Zhengzhou and Luoyang Offices of Beijing CEC Video & Audio Technology Jointly Developed Corporation. From September 1970 to September 1989, Mr. Zhong served as the technical principal of the Zhumadian Branch of the Wuhan Times Academy of Sciences. Mr. Zhong obtained a degree in Electronics in September 1989 from the Electronic Engineering Department of Tsinghua University and a Master’s degree in Business Management in 2003 from Asia International Open University in Macau.  The Company believes that Mr. Zhong’s successful leadership of the Company’s operations since its inception and his track-record as an established entrepreneur in the Henan Province and the network equipment industry give him unique qualifications and skills to serve as a director of our Company.

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

Zhong Lin has served as Chief Operating Officer and a Director of the Company since January 9, 2009 and has served as general manager of Zhengzhou ZST since January 2008. Prior to serving as general manager, Mr. Zhong served as the manager of the system integration department of Zhengzhou ZST, from April 2005 to December 2007. From 1997 to 2001, Mr. Zhong studied Computer Information Management at Nanjing University of Science and Technology.  The Company believes that Mr. Zhong’s business expertise and intimate knowledge of the Company’s day-to-day operations and the evolution of the Company’s business, including entrance into the GPS tracking industry, give him the unique qualifications and skills to effectively serve as a director of the Company.

Yang Ai Mei has served on the Company’s Board of Directors since January 9, 2009.  Ms. Yang has served as managing director of Zhengzhou Guangda Textiles Co., Ltd., a cotton manufacturing company, since May 1995, where she has worked since 1988. From January 1978 to January 1988, Ms. Yang was the manager of Zhongyuan Labour Services Company, a company which engages in the sale and trade of textiles. Ms. Yang received a Bachelor of Economics in the field of Management in 1975 from Zheng Zhau University.  The Company believes that Ms. Yang’s extensive business expertise developed for over 20 years in the textile manufacturing and distribution sector provides her with unique insight and skills that enable her to provide valuable insight to the direction of the Company as a member of the Board.

Tian Li Zhi has served as member of the Company’s Board of Directors since January 9, 2009.  Ms. Tian has been employed as an attorney for the Henan Image Law Firm since May 2000. From May 1997 to May 2000, Ms. Tian was a legal consultant for Zhengzhou Asia Group, a company which manages commercial properties. Ms. Tian received a law degree in 1997 from Zheng Zhau University.  The Company believes that Ms. Tian’s legal training and expertise, specifically in the region of Zhenghou, Henan region, give her the unique qualifications and skills to contribute, as a director, to the Company’s continued compliance with the increasingly complex laws and regulations in the PRC.

Liu Hui Fang has served as a Director of the Company since January 9, 2009.  Ms. Liu has served as finance manager of Henan Zhongfu Container Co., Ltd., a company which engages in the production and sale of plastic packaging, since August 2002. From July 1999 to August 2002, Ms. Liu served as chief accountant of Zhengzhou Fukang Medical Equipment Co., Ltd., a distributor of medical equipment. Ms. Liu received a degree in business accounting in 1999 from Henan Business College. She is also a member of The Chinese Institute of Certified Public Accountants.  The Company believes that Ms. Liu, as a PRC CPA with diversified work experience, has the accounting and finance knowledge and expertise that permit her to contribute valuable guidance in the financing of the Company’s operations as a member of the Board.

Zhang Jian’sheng has served as a director of the Company since August 23, 2010.  Mr. Zhang has served as president of Ji Lin Da Qing Stone Material Co., Ltd., a stone material-related research, mining and production company, since January 2008.  From January 2005 to December 2007, Mr. Zhang served as sales manager of An Shan Fibre Technology (Beijing) Co., Ltd., a company that engages in andesite fiber research.  Mr. Zhang received a degree in Compound Command and Political Theory from the Land Force College of Xin Yang in 1991 and 1994, respectively.  The Company believes that Mr. Zhang’s diverse business experience based on research and development provides him with the unique qualifications to provide the Company valuable guidance, as a Board member, in continuing the Company’s effective research and development activities.

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

The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at:    www.shenyangkeji.com .

Compensation Committee

We established our Compensation Committee in February 2009. The Compensation Committee currently consists of Liu Hui Fang and Tian Li Zhi, each of whom is an independent director.  Liu Hui Fang serves as the Chairman of the Compensation Committee.  The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at:  www.shenyangkeji.com .

Nominating Committee

We established our Nominating Committee in February 2009. The Nominating Committee currently consists of Tian Li Zhi and Zhang Jian’sheng, each of whom is an independent director. Tian Li Zhi is the Chairman of the Nominating Committee.   The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The Board of Directors has adopted a written charter for the Nominating Committee. A copy of the Nominating Committee Charter is posted on our corporate website at:   www.shenyangkeji.com .

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

We and Mr. Zhong may terminate the agreement with 30 days prior written notice.  In the event we terminates the employment of Mr. Zhong without cause, as defined in the employment agreement, we will pay Mr. Zhong on the date of termination the amount of his salary that is earned but unpaid, if any, due under the employment agreement as of the date of termination.  ”Cause” is defined in the employment agreement any of the following: an act or acts of dishonesty, fraud, embezzlement, or misappropriation of funds or proprietary information by Mr. Zhong in connection with his employment duties or responsibilities; a conviction of or plea of nolo contendere to a felony or a crime involving moral turpitude (other than minor traffic violations) by Mr. Zhong; a material breach of Mr. Zhong’s obligations under the employment agreement including failure to perform his job duties satisfactorily or failure to follow the Company’s policies or any directive of the Company if not cured by Mr. Zhong within 10 days upon receipt of written notice from the Company; or Mr. Zhong’s willful or gross misconduct in connection with his employment duties. If Mr. Zhong terminates employment for Good Reason, as defined in the employment agreement, Mr. Zhong will also be entitled to a severance payment in an amount equal to three month’s salary. “Good Reason” is defined in the employment agreement as, without Mr. Zhong’s written consent, a material breach or default of any term of the employment agreement by the Company or any material reduction in Mr. Zhong’s duties, position, authority or responsibilities with the Company relative to the duties, position, authority or responsibilities in effect immediately prior to such reduction; provided the Company has not cured or remedied such Good Reason within 15 days after written notice of the Good Reason from Mr. Zhong.

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

Zhong Lin

On November 14, 2009, we entered into a Retention Agreement with Mr. Zhong Lin, our Chief Operating Officer, a member of our Board of Directors, and son of Mr. Zhong Bo, CEO and Chairman of our Board of Directors. Pursuant to the Retention Agreement, Mr. Zhong will receive a one-time retention payment equal to $285,000 if Mr. Zhong remains continuously employed with us for a period of 24 months from November 14, 2009. We advanced the entire retention amount upon the sign of the agreement, which will be earned ratably over a period of 24 months. Upon the occurrence of a “disqualifying termination,” as defined below, Mr. Zhong would be required to return the pro-rata amount of the retention amount based on a daily amortization rate of $390.41 times the number of days remaining from the termination date to the expiration date to us within 10 days of the termination date. The Retention Agreement defines “disqualifying termination” as a termination or discontinuance of Mr. Zhong’s active full-time employment based on a determination by the Company that Mr. Zhong is engaging or has engaged in one or more of the following: (i) commission of a felony or any other crime with respect to which imprisonment is a possible punishment; (ii) willful misconduct in the performance of his duties which is in the good faith judgment of the Company materially injurious to the Company, its customers, employees, suppliers, or shareholders; (iii) acts of disloyalty, gross negligence, willful misconduct, material dishonesty or refusal to perform his duties in good faith; or (iv) the willful breach of any written policy, code or procedure of the Company. In addition, disqualifying termination is further defined to include the termination or discontinuance of Mr. Zhong’s active full-time employment by Mr. Zhong for any reason other than death or disability.

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

10.12** and ***	Value Added Service Cooperation Agreement dated March 19, 2009 by and between China Unicom Henan Branch and Zhengzhou Shenyang Technology Company Limited (translated to English).

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

10.25***
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

14.1***	Code of Business Conduct and Ethics.

23.1***	Consent of BDO China Li Xin Da Hua CPA Co., Ltd., a BDO member firm

23.2***	Consent of Kempisty & Company Certified Public Accountants PC.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

***	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZST DIGITAL NETWORKS, INC. (Registrant)

August 2, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhong Bo	Chief Executive Officer and Chairman of the Board	August 2, 2011
Zhong Bo	(Principal Executive Officer)

/s/ Henry H. Ngan	Chief Financial Officer	August 2, 2011
Henry H. Ngan	(Principal Financial and Accounting Officer)

*	Chief Operating Officer and Director	August 2, 2011
Zhong Lin

*		August 2, 2011
Yang Ai Mei	Director

*		August 2, 2011
Tian Li Zhi	Director

*		August 2, 2011
Zhang Jian’sheng	Director

*		August 2, 2011
Liu Hui Fang	Director

*           By: /s/ Zhong Bo
 Zhong Bo, as Attorney in Fact