Form 10-Q
period 2011-06-30
ZST Digital Networks, Inc.
filed 2011-08-11
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Zhengzhou City, Henan Province
People’s Republic of China 450007
(Address of Principal Executive Offices) (Zip Code)

(86) 371-6771-6850
(Company’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2011, 11,680,798 shares of Common Stock, par value $0.0001 per share, were outstanding, which number includes 107,500 shares of unvested restricted stock that are held by certain of the Company’s executive officers.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

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

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2010	2011
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,702,457	$50,248,326
Accounts receivable	33,490,510	27,846,141
Inventories	221,093	291,824
Advance to suppliers	7,270,379	2,025,003
Prepaid expenses and other receivable	1,019,629	922,270
Deferred tax assets	685,491	1,054,992

Total current assets	66,389,559	82,388,556

Property, machinery, equipment and software, net	10,544,051	10,742,759
Intangible asset	166,288	134,751

Total assets	$77,099,898	$93,266,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$2,741,964	$4,752,973
Accruals and other payables	263,073	267,793
Accrued payroll and related expense	129,281	80,611
VAT payable	669,682	460,617
Franchise tax payable	170,000	-
Income tax payable	1,289,974	2,679,364
Total current liabilities	5,263,974	8,241,358

Equity:
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,717,942 shares issued, and 11,625,542 and 11,568,298 shares outstanding	1,165	1,169
Additional paid-in capital	30,729,182	31,022,531
Treasury stock	(198,335)	(493,465)
Appropriated earnings	5,817,035	5,817,035
Retained earnings	33,358,364	44,957,199
Translation adjustment	2,128,513	3,720,239
Total equity	71,835,924	85,024,708

Total liabilities and equity	$77,099,898	$93,266,066

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sales of products	$47,993,924	$69,325,960	$31,566,021	$38,038,946
Sales of services	2,100,497	5,887,931	1,480,122	3,371,719
Total revenue	50,094,421	75,213,891	33,046,143	41,410,665

Cost of sales:
Cost of products sold	37,581,909	56,334,264	24,757,120	30,977,931
Cost of service	91,640	291,195	42,143	187,336
Total cost of sales	37,673,549	56,625,459	24,799,263	31,165,267

Gross profit	12,420,872	18,588,432	8,246,880	10,245,398

Selling expense	376,279	368,107	108,974	202,610
Research and development expenses	330,891	298,082	95,367	167,447
General and administrative expenses	1,565,765	1,987,313	835,155	1,072,672

Income from operations	10,147,937	15,934,930	7,207,384	8,802,669

Interest income (expense), net	32,222	70,840	30,607	46,316
Other income (expense)	2,401	(7,648)	2,401	(43)

Income before income taxes	10,182,560	15,998,122	7,240,392	8,848,942

Income tax provision	3,008,793	4,399,287	2,036,280	2,480,100

Net income	$7,173,767	$11,598,835	$5,204,112	$6,368,842

Weighted average common shares outstanding – basic	11,650,442	11,620,719	11,650,442	11,613,730
Earnings per share – basic	0.62	1.00	0.45	0.55

Weighted average common shares outstanding – diluted	11,650,442	11,620,719	11,650,442	11,613,730
Earnings per shares – diluted	0.62	1.00	0.45	0.55

Comprehensive income:
Net income	7,173,767	11,598,835	5,204,112	6,368,842
Translation adjustment	299,422	1,591,726	249,390	1,010,600

Comprehensive income	$7,473,189	$13,190,561	$5,453,502	$7,379,442

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six Months Ended June 30,
	2010	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7,173,767	$11,598,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,806	268,016
Stock-based compensation	85,721	334,634
Deferred tax assets	-	(369,501)
Changes in operating assets and liabilities:
Accounts receivable	(4,033,881)	5,513,005
Inventories	738,848	(69,365)
Advance to suppliers	(1,439,433)	5,133,717
Prepayment and other assets	475,485	59,652
VAT payable	-	(213,681)
Accounts payable	(702,869)	-
Accruals and other payable	52,644	(215,268)
Deferred revenue	698,373	2,051,403
Taxes payable	281,860	1,417,562

Net cash provided by operating activities	3,563,321	25,509,009

Cash flows from investing activities:
Additions to property, machinery, equipment and software	(1,664,612)	(436,408)

Cash flows from financing activities:
Repurchase of common stock	-	(295,130)

Effect of changes in foreign exchange rates	254,568	1,768,398

Net increase in cash and cash equivalents	2,153,277	26,545,869

Cash and cash equivalents, beginning of the period	13,627,992	23,702,457

Cash and cash equivalents, end of the period	$15,781,269	$50,248,326

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,734,435	$3,403,533

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

Zhengzhou Shenyang Technology Co., Ltd. (thereafter “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of fund.  All foreign investments made to Zhengzhou City enterprises required the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of June 30, 2011, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of June 30, 2011 and December 31, 2010.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  No government subsidy in supporting research and development activities was received for the six months ended June 30, 2010 and 2011.

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  The amounts of earnings retained in ZST PRC were $37,330,862 as of December 31, 2010 and $50,043,995 as of June 30, 2011, respectively.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.  As of June 30, 2011, all the securities issued are anti-dilutive for computing earnings per share purpose, which were as below:

1)
The stock warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.

2)	The 60,000 shares of restricted common stock granted to Mr. Zhong Bo, Chairman of the Board of Directors, on January 1, 2011 are anti-dilutive for computing earnings per share purpose.
3)	The stock option to purchase 90,000 shares of the Company’s common stock granted to Mr. Henry Ngan, CFO of the Company, on March 18, 2011 are anti-dilutive for computing earnings per share purpose.
4)	The 90,000 shares of restricted common stock granted to Mr. Henry Ngan on March 18, 2011 are anti-dilutive for computing earnings per share purpose.

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

Recently Issued Accounting Pronouncements Not Adopted Yet

FASB ASU 2011-04

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, the amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011 for public companies.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidation financial statements.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet (Continued)

FASB ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, in ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Accounts receivables	$26,315,401	$19,479,581
Accounts receivables ─ 10% hold back	7,175,109	8,366,560

	$33,490,510	$27,846,141
Provision	-	-

Accounts receivable, net	$33,490,510	$27,846,141

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)

1-30 days	$14,777,700	$13,150,034
31-60 days	8,992,436	5,068,004
61-90 days	2,545,265	1,261,543

	$26,315,401	$19,479,581

The aging of the 10% hold back accounts receivables, for which the customers held for one-year warranty purpose, are as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)

1-90 days	$2,543,109	$1,906,878
90-360 days	4,632,000	6,459,682

	$7,175,109	$8,366,560

NOTE 4 ─ ADVANCE TO SUPPLIERS

In accordance with the purchase contracts, ZST PRC is required to make advance payments to its suppliers to purchase the IPTV set-top box and GPS devices, materials and add-on process work. The advances are applied to the total invoice balance upon satisfaction of the goods received by ZST PRC.

As of June 30, 2011, advances of $2,025,003 represents advances made to three suppliers accounting for 36%, 48% and 16% of total balance, respectively.  As of December 31, 2010, advances of $7,270,379 represents advances mainly made to two suppliers accounting for 53% and 45% of total balance, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 ─ INVENTORIES

The inventories are as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Products for sale	$221,093	$291,824
Less: Provisions	-	-

Inventories, net	$221,093	$291,824

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 ─ PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE

A summary of property, machinery, equipment and software at cost is as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Machinery and equipment	$92,409	$107,677
Electronic equipment	197,215	201,379
Office equipment	48,168	49,927
Vehicles	309,923	316,469
Software	469,697	621,108
Advance for building and employee leisure facilities	248,485	302,468
Advance for purchasing office spaces	9,540,909	9,742,400

	$10,906,806	$11,341,428
Accumulated depreciation	(362,755)	(598,669)

	$10,544,051	$10,742,759

The depreciation and amortization for the six months ended June 30, 2010 and 2011 were $232,806 and $268,016, respectively.

On March 12, 2010, the Company paid RMB11.13 million (approximately $1.7 million) for purchasing an office space of 2,100 square meters, which is located in Zhengzhou City, Henan Province, PRC; on December 30, 2010, the Company paid RMB51.84 million (approximately $8.0 million) for purchasing office space of 2,880 square meters in the same building; total advances for the office spaces were $9,742,400 as of June 30, 2011. The interior decoration plan of this office building is under discussion and the decoration work is expected to start in this August 2011.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ DEFERRED REVENUE

Deferred revenue related to GPS subscription services.  The Company received service fee in advance and allocated the amount to sales revenue over the terms of service contracts.  The unallocated service fee was $4,752,973 as of June 30, 2011 and $2,741,964 as of December 31, 2010.

NOTE 8 ─ COMMON STOCK TRANSACTIONS

The Company has two classes of stock, common and preferred stock.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Preferred Stock.  The Company is authorized to issue 100 million shares of common stock with par value of $0.0001 per share.

Stock Repurchase Program

On August 23, 2010, the Board of Directors authorized the Company to repurchase outstanding shares of the Company's common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of the Company's management and as market conditions allow.  As of June 30, 2011, the Company repurchased 119,644 shares of its common stock at a cost of $493,465, which was recorded as treasury stock.

Restricted Stock Grants

On January 1, 2011, the Company granted Mr. Zhong Bo 60,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan.  The 60,000 shares of restricted common stock shall vest on monthly basis at 5,000 shares per month.   Accordingly, the Company recognized a stock compensation of $204,000 for the six months ended June 30, 2011 and there were 30,000 shares of common stock vested as of June 30, 2011.

On March 18, 2011, the Company entered into an employment agreement with Mr. Henry Ngan as the Company’s Chief Financial Officer, effective March 18, 2011, with an initial term of a two-year period following with an automatic renewal of another year. Pursuant to the terms of this employment, Mr. Ngan was granted for 90,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan on March 18, 2011.  The 90,000 shares of restricted common shares vest on a quarterly basis, with 7,500 shares vesting on the three-month anniversary of the date of grant.  Accordingly, the Company recognized stock compensation of $51,157 for the six months ended June 30, 2011 with 7,500 shares vested as of June 30, 2011.

The restricted stock have no purchase cost to the grantee.  Non-vested stock entitles the grantees to dividends, if any, and voting rights for their respective shares.  Sale or transfer of the shares is restricted until vested.  The Company issues new shares for the granting of restricted stock.

NOTE 9 ─WARRANTS

In October 2009, the Company completed a public offering and sold 3,125,000 shares of its common stock at $8.00 per share.  In connection with the public offering, on October 20, 2009, the Company issued to the underwriters warrants to purchase 156,250 shares of the Company’s common stock at an exercise price of $10 per share.  The warrants have a five-year term and became exercisable one year after the date of issuance.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS

On March 18, 2011, the Company, as indicated above, entered into an employment agreement with Mr. Ngan.  Pursuant to the employment agreement, Mr. Ngan was granted for stock options to purchase 90,000 shares of the Company’s common stock with an exercise price of $5.96 per share, which is equal to the closing trading price on the grant date, which is March 18, 2011, under the Company’s 2010 Omnibus Incentive Plan.  The options have a contractual life of ten year and vest on a quarterly basis at 7,500 shares per quarter.  The Company uses Black-Scholes Pricing Model to determine that the fair value of the options was $400,500 based on the following assumptions: the expected life was seven years, the expected volatility was 81.80%, the annual quarterly dividends rate was zero, and the discount rate was 2.64% based on the same terms of Treasury Bonds.   For the six months ended June 30, 2011, the Company recognized a stock compensation of $38,196.  As of June 30, 2011, 7,500 shares underlying the stock option were vested and exercisable, but no shares were exercised.

Pursuant to the employment agreement with Mr. John Chen, the Company’s former CFO, the Company granted Mr. Chen options to purchase 25,000 shares and 12,500 shares of the common stock of the Company on October 20, 2009 and 2010, respectively.  When Mr. Chen’s employment was terminated on March 18, 2011, the options to purchase 12,500 shares of common stock granted on October 20, 2010 vested immediately and the unamortized fair value of the option was fully amortized then. Pursuant to the Employment Agreement, all options that are vested at the time of termination of employment must be exercised within 30 days; as of June 30, 2011, no option was exercised and options granted to Mr. Chen expired.

NOTE 11 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Six Months Ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the Company	$7,173,767	$11,598,835
Net income used in computing diluted earnings per share	$7,173,767	$11,598,835
Denominator:
Weighted average common shares outstanding – basic	11,650,442	11,620,719
Weighted average common share outstanding – diluted	11,650,442	11,620,719
Basic earnings per share	$0.62	$1.00
Diluted earnings per share	$0.62	$1.00

	Three Months Ended June 30,
	2010	2011

Numerator:
Net income attributable to the Company	$5,204,112	$6,368,842
Net income used in computing diluted earnings per share	$5,204,112	$6,368,842
Denominator:
Weighted average common shares outstanding – basic	11,650,442	11,613,730
Weighted average common share outstanding – diluted	11,650,442	11,613,730
Basic earnings per share	$0.45	$0.55
Diluted earnings per share	$0.45	$0.55

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

	Six Months Ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)

Sales of Cable TV Equipment:
Revenue	$41,313,276	$53,707,776
Cost	32,297,100	43,493,049
Gross profit	9,016,176	10,214,727

Sales of GPS Devices:
Revenue	6,680,648	15,618,184
Cost	5,284,809	12,841,215
Gross profit	1,395,839	2,776,969

GPS Related Service:
Revenue	2,100,497	5,887,931
Cost	91,640	291,195
Gross profit	2,008,857	5,596,736

Total revenue	50,094,421	75,213,891
Total cost	37,673,549	56,625,459
Overall gross profit	12,420,872	18,588,432
Expenses not allocated	2,238,312	2,590,310
Income before income taxes	$10,182,560	$15,998,122

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING (Continued)

	Three Months Ended June 30,
	2010	2011
	(Unaudited)	(Unaudited)

Sales of Cable TV Equipment:
Revenue	$27,038,184	$29,262,354
Cost	21,163,122	23,739,951
Gross profit	5,875,062	5,522,403

Sales of GPS Devices:
Revenue	4,527,837	8,776,593
Cost	3,593,998	7,237,980
Gross profit	933,839	1,538,613

GPS Related Service:
Revenue	1,480,122	3,371,718
Cost	42,143	187,336
Gross profit	1,437,979	3,184,382

Total revenue	33,046,143	41,410,665
Total cost	24,799,263	31,165,267
Overall gross profit	8,246,880	10,245,398
Expenses not allocated	1,006,488	1,396,456
Income before income taxes	$7,240,392	$8,848,942

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 ─ CONTINGENT LIABILITIES

The Company and several of its directors and officers have been named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Central District of California.  The complaint was filed on April 25, 2011 and is captioned Robert Scott v. ZST Digital Networks, Inc., et al.

The complaint alleges that Company and the director and officer defendants made false and misleading statements and failed to disclose material facts about the Company’s business and prospects in violation of Federal securities laws.  Specifically, the complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of all persons who purchased or otherwise acquired common stock of the Company pursuant or traceable to the registration statement and prospectus filed in connection with the Company's October 20, 2009 public offering, and claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of purchasers of the Company's common stock during the period October 20, 2009 to April 21, 2011.  The plaintiff has also asserted claims under Sections 11 and 12(a)(2) against the underwriters of the Company’s public offering, who are also named as defendants to the action.  The plaintiff seeks damages for the purported class.

Three lead plaintiff motions were filed in June 2011.  Because two of those lead plaintiff candidates subsequently withdrew their motions, there currently is only one lead plaintiff candidate motion pending.  After the Court appoints a lead plaintiff and sets a schedule for the filing of an amended complaint, if any, the Company expects to file a motion to dismiss all of the claims asserted in the complaint.

The Company strongly disputes the merits of the claims asserted against it in each of these lawsuits and intends to vigorously defend against them. At this moment, the Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters and consequently has not recorded a contingent liability as of June 30, 2011 with regard to this lawsuit.

NOTE 14 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to maintain and increase revenues and sales of our products; our ability to develop and market new products; our reliance on access to the China Unicom wireless network for providing our GPS services; competitive nature of our industry; market acceptance of our products; our reliance on intellectual property, compliance and changes in the laws of the PRC that affect our operations; vulnerability of our business to general economic downturn, especially in the PRC; and various other matters, many of which are beyond our control.

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

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in this Quarterly Report and the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on August 2, 2011, for a more detailed description of these significant risks and uncertainties.  We caution the reader, however, not to unduly rely on these forward-looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s financial statements and the related notes included in this report.

Corporate Information

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

We conduct our business principally through the operations of ZST PRC, which is based in Zhengzhou City of Henan Province where the Company’s headquarter is located.   ZST PRC was established in Zhengzhou under the laws of the People’s Republic of China (the “PRC”) on May 20, 1996.  After the share exchange and stock purchase transactions incurred in January 2009, ZST PRC became a foreign investment company in China with an operating life of 30 years since November 10, 2008.  The other three companies, our wholly-owned subsidiaries World Orient, Global Asia, and Everfair, have no operating activity.

Executive Summary of Operating Results for the Second Quarter of 2011

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Total revenue was $41.4 million, an increase of 25% compared to the second quarter of 2010.
•	Gross profit was $10.2 million, an increase of 24% compared to the second quarter of 2010. Gross profit margin was 25%, which was the same for the second quarter of 2010.
•	Net income was $6.4 million, an increase of 22% compared to the second quarter of 2010.
•	Net income to revenue ratio for the second quarter of 2011 was 15%, which was the same for the second quarter 2010.
•	Basic and diluted earnings per share were both $0.55, an increase of $0.10 compared to 0.45 of basic and diluted earnings per share for the second quarter of 2010.

Overview

We are principally engaged in two lines of business: (1) to supply digital and optical network equipment to cable system operators in the Henan Province of China and (2) to provide GPS location and tracking devices and services in the Henan Province of China.

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

GPS-Related Business

Since the fourth quarter of 2009, we have been providing GPS location and tracking services to third parties, mainly logistics and transportation trucking companies. In March 2009, we entered into a network access right agreement with the Henan Subsidiary of China Unicom that allows us to use the China Unicom wireless network for providing GPS location and tracking services. One of our primary goals for the GPS line of business is to continuously gain and secure market share within the Henan Province.

We expect that in the foreseeable future, the source of revenue for our business will be from (1) selling network system equipment and set-top boxes to cable system operators and (2) providing GPS location and tracking devices and services to mainly logistics and transportation companies.   For Cable TV-related business, the broadcasting and TV bureau at the provincial level has announced that it is planning to redesign and enhance the entire network system in the entire Henan province, and we believe that there are opportunities for us to bid for these projects.  For GPS-related business, there are regulations from Chinese government departments that require certain types of commercial transport vehicles to be registered on GPS platforms for government monitor ing purposes.  Based on this, we believe that the market demand for GPS device and service will consequently increase. Our current goal for the GPS line of business is to continuously gain and secure market shares within Henan Province.

We expect that our business expenses will continue to increase as expenses associated with our efforts to expand sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a US publicly-traded company, including costs associated with financial reporting, information technology, complying with federal securities laws (including the Sarbanes-Oxley Act of 2002), tax administration and human resources-related functions.  While we are striving for business growth, we also intend to focus on measures to control operational costs.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of June 30, 2011 and December 31, 2010.

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

Results of Operations

Comparison of Three months Ended June 30, 2010 and 2011

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment; and provision of GPS-related devices and related location and tracking services. Total revenue by business line is as follows:

	Three Months Ended June 30
	2010	2011
Cable TV related business:
Sales of cable TV equipments	$27,038,184	$29,262,354
GPS related business:
Sales of GPS-related devices	4,527,837	8,776,593
GPS related service	1,480,122	3,371,718
	6,007,959	12,148,311

Total revenue	$33,046,143	$41,410,665

Overall, our revenue was $41.4 million for the second quarter of 2011, representing an increase of $8.4 million, or a 25% increase, in comparison to $33.0 million for the second quarter of 2010.  GPS business line contributed significantly to the increase in sales revenue.  Revenue from sales of GPS-related devices and related service amounted to $12.1 million, representing an increase of $6.1 million, or a 102% increase, in comparison to $6.0 million for the comparable period in 2010.  Revenue from our Cable TV business line for the second quarter of 2011 amounted to $29.3 million, representing an increase of $2.2 million, or 8% increase, compared to $27.0 million for the comparable 2010 fiscal period.

Our Cable TV related business line and GPS related business line accounted for 71% and 29% of total sales revenue in the second quarter of 2011, while the ratios were 82% and 18% for the comparable 2010 fiscal period.  The increased proportion of GPS sales revenue reflected the rapid increase of our GPS related business.

Cable TV Related Equipment:

We sell two types of Cable TV related equipment: digital Cable TV network equipment and IPTV (Internet Protocol Television) set-top box.  Net revenue from these two product lines was as follows:

	Three Months Ended June 30,
	2010	2011
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	$14,275,906	$16,136,519
Sales of cable TV network equipment	12,762,278	13,125,835
Total	$27,038,184	$29,262,354

Chinese governmental regulations encourage the continued integration of telecommunications networks, cable TV networks and the Internet in China.  Accordingly, many regional TV broadcast stations accelerated system-wide upgrade processes in order to conform to the government mandate of provincial-wide uniform networks.  As a result, we have achieved continuous increase in sales of cable TV related products which include IPTV set-top box and cable TV network equipment.

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $16.1 million for the second quarter of 2011, an increase of $1.8 million, or a 13% increase, compared to $14.3 million for the second quarter in 2010;.  Total sales volume of IPTV set-top boxes in the second quarter of 2011 increased by 35% in quantity compared to the comparable period of 2010.

We currently have three types of IPTV set-top boxes: High Definition product, Standard Definition product, and Low Definition product.  The Low Definition product was recently launched in the first quarter of 2011, which has the lowest selling price compared to the other two types of product.  The selling prices of Standard Definition and High Definition product are 41% and 209% higher than the Low Definition product, respectively.  The Standard Definition product is the most popular type of IPTV set-top box and total sales of Standard Definition product accounted for 55% in quantity of total set-top box sales; but since High Definition product has the highest selling price, sales revenue from High Definition product accounted for 49% in amount of total revenue from sales of IPTV set-top boxes.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $13.1 million for the second quarter of 2011, representing an increase of $0.4 million, or a 3% increase, compared with $12.7 million for the same period of 2010.

GPS Products and Services:

We have engaged in the GPS related business since the fourth quarter of 2009, and this business has since experienced continuous growth.  Revenue from sales of GPS-related devices and GPS-related service amounted to $12.1 million for the second quarter of 2011, an increase of $6.1 million, or a 102% increase, compared with $6.0 million for the same period of 2010.

We currently provided standard GPS devices and functional GPS devices, in addition to supporting cameras and voice broadcasting devices. Overall revenue from sales of GPS-related devices amounted to $8.8 million for the second quarter of 2011, an increase of $4.2 million, or 94%, compared to $4.5 million for the same period of 2010.  During the second quarter of 2011, revenue from sales of our two types GPS devices was $5.6 million, an increase of $1.1 million, or 25%, compared with $4.5 million for the same period of 2010; the increase was attributable to a 36% increase in sales quantity, which was offset by 8% decrease in average price.  We received revenue of $3.2 million from sales of GPS supporting devices in the second quarter of 2011.

We sell GPS subscription service together with GPS-related device.  Our GPS subscription customers increased along with sales of GPS devices.  As of June 30, 2011, the number of GPS subscription customers we served increased by 283% compared with which of June 30, 2010.  Revenue from sales of GPS-related service was $3.4 million in the second quarter of 2011, an increase of $1.9 million, or 128%, compared to $1.5 million for the comparable period of the prior year.

Chinese governmental regulations have required commercial vehicles operators which operate certain types of commercial transport vehicles, including tour buses, minibuses and vehicles for the transport of hazardous materials, to register their vehicles on GPS platforms for government monitor purpose.  The regulations were recently emphasized by several government departments, and we believe that the implementation of the government regulations has increased demand in the commercial GPS service market. As a result, our revenue generated from sales of GPS products and services has experienced rapid growth.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products are purchased from suppliers on a turnkey basis.  Total cost of sales was $31.2 million in the second quarter of 2011, compared with $24.8 million during the same period in 2010, representing an increase of approximately $6.4 million, or a 26% increase, in cost of sales.  The 26% increase in cost of sales is in line with the increase in sales revenue.

Gross Margin

The overall gross margin for the second quarter of 2011 was 25%, same as the comparable period of 2010; while gross margin on sales of product and sales of service both decreased in the second quarter of 2011 compared to the same period of 2010.  Gross margin on sales of product was 19% in the second quarter of 2011, representing a decrease of 3%, compared to 22% for the second quarter of 2010; and gross margin on sales of service was 94%, representing a decrease of 3%, compared to 97% for the same period of the prior year.  The high-gross-margined GPS service led to a higher sales revenue proportion of 8% in the second quarter of 2011, compared to 4% in the same period of 2010; consequently, the overall gross margin remained unchanged when each of the two business segments’ gross margin was decreased.

Gross margin on sales of products decreased mainly due to significantly decreased gross margin on sales of Standard Definition IPTV set-top box.  Standard Definition IPTV set-top box was our most popular set-top box product and had much higher gross margin when it was newly launched in early 2010. In the beginning of 2011, we reset the design to add some new functions to the Standard Definition IPTV set-top box, which resulted in increased manufacturing cost, and our procurement cost increased accordingly.  Since we did not increase the selling price by the same proportion in order to retain our market share, the gross margin in sales of Standard Definition IPTV set-top box dropped substantially from 40% in the second quarter of 2010 to 19% in the same period of 2011.

The decrease in gross margin on GPS service was mainly attributable to our commitment to pay subscription fees for our customers. When customers subscribed with the Company for GPS tracking and location service, they also subscribed with China Unicom for telecommunication service related to GPS tracking and location service.  The Company has committed to pay renewal subscription fees to China Unicom for its GPS service customers when the first year’s contract expired. During the second quarter of 2011, the subscription fee paid for our customers had an adverse impact of 5% on gross margin of GPS service.  The renewal subscription fee to be paid to China Unicom amounts to about 20% of the renewal subscription fee to be received from our customers; the commitment to pay subscription fee for customers would have greater impact on the Company’s gross margin level in future when the number of newly subscribed GPS customers decreases.

Selling Expense

Selling expense was $203,000 for the second quarter of 2011, representing an increase of $94,000 compared with $109,000 for the second quarter of 2010.  Selling expenses primarily include salaries, shipping costs, and after-sale service expenses.  Since our suppliers would cover most of the shipping costs, we have not incurred relatively high selling expense when our sales revenue increased substantially.

As a percentage to total revenue, selling expenses accounted for 0.5% and 0.3% for the second quarter of 2011 and 2010, respectively.

Research and Development Expense

Research and development expense was $167,000 for the second quarter of 2011, representing an increase of $72,000 compared with $95,000 for the same period of 2010.  The increase resulted from the continued focus on the commercial GPS tracking business as we continued to expand the overall scope of the segment.

As a percentage to total revenue, research and development expense accounted for 0.4% and 0.3% for the second quarter of 2011 and 2010, respectively.

General and Administrative Expense

General and administrative expense was $1.1 million for the second quarter of 2011, representing an increase of $0.3 million, or a 28% increase, compared with $0.8 million for the same period of 2010.  General and administrative expense consists mainly of salary expense, stock-based compensation, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to increase in salary expenses and stock-based compensation.

As a percentage to total revenue, general and administrative expense accounted for 2.6% and 2.5% for the second quarter of 2011 and 2010, respectively.

Interest Income

Interest income was $46,000 for the second quarter of 2011, representing an increase of $15,000 compared with $31,000 for the second quarter of 2010.  Increase in interest income was due to increase in cash balances.

Income Tax Provision

Income tax provision for the second quarter of 2011 was $2.5 million, an increase of $0.5 million compared with $2.0 million for the second quarter of 2010.  The increase of income tax provision was the result of increase in income before tax, primarily driven by increase in taxable income.

The effective income tax rate was both 28% for the second quarter of 2011 and 2010.  The effective income tax rate was mainly impacted by valuation allowance for operating deficit generated in non-China entities.

As a percentage to total revenue, income tax provision accounted for 6.0% and 6.2% for the second quarter of 2011 and 2010, respectively.

Net Income

Net income was approximately $6.4 million for the second quarter of 2011, an increase of $1.2 million, or 22%, compared with $5.2 million for the second quarter of 2010.

Earnings per Share

Basic earnings per share were $0.55 for the second quarter of 2011, an increase of $0.10 compared with $0.45 for the second quarter of 2010.

Comparison of Six months Ended June 30, 2010 and 2011

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment and provision of GPS devices and related location and tracking services. Total revenue by business line is as follows:

	Six Months Ended June 30
	2010	2011
Cable TV related business:
Sales of cable TV equipments	$41,313,276	$53,707,776
GPS related business:
Sales of GPS-related devices	6,680,648	15,618,184
GPS related service	2,100,497	5,887,931
	8,781,145	21,506,115

Total revenue	$50,094,421	$75,213,891

Overall our revenue was $75.2 million for the six months of 2011, representing an increase of $25.1 million, or a 50% increase, in comparison with $50.1 million for the same period of 2010.  Both Cable TV related business line and GPS business line contributed to the significant increase in sales revenue. Revenue from Cable TV equipment sales for the first half year of 2011 amounted to $53.7 million, representing an increase of $12.4 million, or a 30% increase, compared to $41.3 million for the comparable 2010 fiscal period; and revenue from sales of GPS-related devices and related service amounted to $21.5 million, representing an increase of $12.7 million, or a 145% increase, in comparison to $8.8 million for the comparable period in 2010.

Our Cable TV related business line and GPS related business line accounted for 71% and 29% of total sales revenue in the first half year of 2011, respectively, while the ratios were 82% and 18% for the comparable 2010 fiscal period, respectively.  The change in sales mix represents rapid growth in the GPS related business compared to Cable TV related business.

Cable TV Related Equipment:

We sell two types of Cable TV related equipment: digital Cable TV network equipment and IPTV (Internet Protocol Television) set-top box.  Net revenue from these two product lines are as follows:

	Six Months Ended June 30,
	2010	2011
Sales Revenue from Cable TV products:
Sales of IPTV set-top box	$21,466,467	$29,210,763
Sales of cable TV network equipment	19,846,809	24,497,013
Total	$41,313,276	$53,707,776

Sales of IPTV set-top box

Revenue from sales of IPTV set-top boxes was $29.2 million, an increase of $7.7 million or 36% compared with $21.5 million for the same period in 2010.  With regard to the sales volume, the number of all IPTV set-top boxes sold in the first half year of 2011, volume increased by 66% compared to the number of all boxes sold for the comparable period of 2010.

We currently have three types of IPTV set-top box: High Definition product, Standard Definition product, and Low Definition product.  The Low Definition product was recently launched in the first quarter of 2011, which has the lowest selling price compared to the other two types of product.  The selling prices of Standard Definition and High Definition product are 41% and 209% higher than the Low Definition product, respectively.  The Standard Definition product is the most popular type of IPTV set-top box and total sales of Standard Definition product accounted for 52% in quantity of total set-top box sales; but since High Definition product has the highest selling price, sales revenue from High Definition product accounted for 49% in amount of total revenue from sales of IPTV set-top boxes.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $24.5 million for the first half year of 2011, representing an increase of $4.7 million or 23% compared with $19.8 million for the same period of 2010.

GPS Products and Services:

We have engaged in the GPS related business since the fourth quarter of 2009, and this business has since experienced continuous growth.  Revenue from sales of GPS-related devices and GPS-related service amounted to $21.5 million for the first half year of 2011, an increase of $12.7 million or 145% compared with $8.8 million for the same period of 2010.

We currently provided standard GPS devices and functional GPS devices, in addition to supporting devices of cameras and voice broadcasting. Overall revenue from sales of GPS-related devices amounted to $15.6 million for the first half year of 2011, an increase of $8.9 million, or 134%, compared to $6.7 million for the same period of 2010.  During the first half year of 2011, revenue from sales of our two types GPS devices was $9.9 million, an increase of $4.6 million, or 87%, compared with $5.3 million for the same period of 2010; the increase was attributable to a 71% increase in sales quantity, which was offset by 13% decrease in average price.  We generated revenue of $5.7 million from sales of GPS supporting devices in the first half year of 2011.

We sell our GPS subscription service together with GPS-related devices.  Our GPS subscription customers increased along with sales of GPS devices.  As of June 30, 2011, the number of GPS subscription customers we served increased by 283% compared with which of June 30, 2010. Revenue from sales of GPS related service was $5.9 million in the first half year of 2011, an increase of $3.8 million, or 180%, compared to $2.1 million for the comparable period of the prior year.

Chinese governmental regulations have required commercial vehicles operators which operate certain types of commercial transport vehicles, including tour buses, minibuses and vehicles for the transport of hazardous materials, to register their vehicles on GPS platforms for government monitor purpose. The regulations were recently emphasized by several government departments, and we believe that the implementation of the government regulations has increased demand in the commercial GPS service market. As a result, our revenue generated from sales of GPS products and services has experienced rapid growth.

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products sold are purchased from suppliers on a turnkey basis.  Total cost of sales was $56.6 million in the first six months of 2011, compared to $37.7 million during the same period in 2010, representing an increase of approximately $18.9 million, or a 50% increase. The increase in cost of sales is due to the increase in sales revenue.

Gross Margin

The overall gross margin for the first half year of 2011 was 25%, the same as 25% for the comparable period of 2010; while gross margin on sales of product and sales of service both decreased in the first half year of 2011 compared with gross margin for the compared fiscal of 2010.  Gross margin on sales of product was 19% in the first half year of 2011, representing a decrease of 3%, compared to 22% for the comparable period in 2010; and gross margin on sales of service was 95%, representing a slight decrease of 1%, compared to 96% for the same period of prior year. The high-gross-margined GPS service increased to a higher sales proportion of 8% in the first half year of 2011, compared to 4% in the same period of 2010; consequently, the overall gross margin remained unchanged when gross margin of each of two business segments was decreased.

Gross margin on sales of product decreased mainly due to significantly decreased gross margin on sales of Standard Definition IPTV set-top box.  Standard Definition IPTV set-top box was our most popular set-top box product and had much higher gross margin when it was newly launched in early 2010. In the beginning of 2011, we reset the design to add some new functions to the Standard Definition IPTV set-top box, which resulted in increased manufacturing cost, and our procurement cost increased accordingly.  Since we did not increase the selling price by the same proportion in order to retain our market share, the gross margin in sales of Standard Definition IPTV set-top box dropped substantially from 40% in the first half year of 2010 to 19% in the same period of 2011.

The decrease in GPS service gross margin was mainly attributable to our commitment to pay subscription fees for our customers. When customers subscribed with the Company for GPS tracking and location service, they also subscribed with China Unicom for telecommunication service related to GPS tracking and location service.  The Company has committed to pay renewal subscription fees to China Unicom for its GPS service customers when the first year’s contract expired. During the first half year of 2011, the subscription fee paid for our customers had an adverse impact of 4% on gross margin of GPS service.  The renewal subscription fee to be paid to China Unicom amounts to about 20% of the renewal subscription fee to be received from our customers; the commitment to pay subscription fee for customers would have greater impact on the Company’s gross margin level in future when the number of newly subscribed GPS customers decreases.

Selling Expense

Selling expense was $368,000 for the first half year of 2011, a slight decrease of $8,000 compared with $376,000 for the same period of 2010.  Selling expenses primarily include salaries, shipping costs, and after-sale service expenses.  Since our suppliers would cover most of the shipping costs, we have not incurred relatively high selling expense when our sales revenue increased substantially.

As a percentage to total revenue, selling expenses accounted for 0.5% and 0.8% for the first half year of 2011 and 2010, respectively.

Research and Development Expense

Research and development expense was $298,000 for the first half year of 2011, a slight decrease of $33,000 compared with $331,000 for the same period of 2010.  When our GPS business was newly launched, there was higher R&D expense on GPS related technology at the beginning of 2010.

As a percentage to total revenue, research and development expense accounted for 0.4% and 0.7% for the first half year of 2011 and 2010, respectively.

General and Administrative Expense

General and administrative expense was $2.0 million for the first half year of 2011, representing an increase of $0.4 million, or a 27% increase, compared with $1.6 million for the same period of 2010.  General and administrative expense consists mainly of salary expense, stock-based compensation, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to increase in salary expenses and stock-based compensation.

As a percentage to total revenue, general and administrative expense accounted for 2.6% and 3.1% for the first half year of 2011 and 2010, respectively.

Interest Income

Interest income was $71,000 for the first half year of 2011, representing an increase of $39,000 compared with $32,000 for the same period of 2010.  Increase in interest income was due to increase in cash balances.

Income Tax Provision

Income tax provision for the first half year of 2011 was $4.4 million, an increase of $1.4 million compared with $3.0 million for the first half year of 2010.  The increase of income tax provision was the result of increase in income before tax, primarily driven by increase in taxable income.

The effective income tax rate was 27% and 30% for the first half year of 2011 and 2010.  The effective income tax rate was mainly impacted by valuation allowance for operating deficit generated in non-China entities.

As a percentage to total revenue, income tax provision accounted for 5.9% and 6.0% for the first half year of 2011 and 2010, respectively.

Net Income

Net income was approximately $11.6 million for the first half year of 2011, an increase of $4.4 million, or 62%, compared with $7.2 million for the first half year of 2010.

Earnings per Share

Basic earnings per share were $1.0 for the first half year of 2011, an increase of $0.38 compared with $0.62 for the first half year of 2010.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $50.2 million and $23.7 million, respectively.  Our working capital was approximately $74.1 million and $61.1 million, respectively, as of June 30, 2011 and December 31, 2010.  The increase in cash and cash equivalents was mainly contributed by operating activities.

Our operations were mainly financed by cash generated from operating activities. Except for budgeted investment of approximately $1 million on interior decoration of the newly acquired office building, we did not have other material capital investment commitments as of June 30, 2011. We believe that cash and cash equivalents are sufficient to meet our day-to-day operating requirements and capital expenditure at the current level of operating activities for at least the next 12 months.  In long term run, if our GPS related business expands much more sharply than anticipated, or if there are good business opportunities which may need substantial funds, we may need to seek external financing from banks or other sources; otherwise, our cash and cash equivalents would be sufficient for long term operating requirements and capital expenditures.

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

For the six months ended June 30, 2011, net cash provided by operating activities was $25.5 million, which represented an increase of $21.9 million as compared to $3.6 million for the same period of the prior year.  Of the $21.9 million increase in cash provided by operating activities, increase in net income contributed $4.4 million, which was the result of increase in sales revenue; changes in accounts receivable balance contributed $9.6 million increase in cash, as we managed to reduce the accounts receivable balance when our sales revenue increased by 50%, which was mainly attributed to our increased efforts to collect on receivables from our cable TV customers; changes in advance to suppliers contributed $6.6 million in increase of cash, but this type of cash increase is only temporary since we have the policy of paying 20% of total purchase order amount in advance to our suppliers, and, as of June 30, 2011, the balance of advance to suppliers happen to be much lower than average level; and increased cash flows in operating activities.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2011, which was payment for acquisition of fixed assets.  In the period of 2010, we paid $1.7 million as advance payment for acquisition of office space; the interior decoration plan of this office building is currently under discussion and the decoration work is expected to start in this August 2011.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2011, which was payment for repurchase of the Company’s common stock. There was no financing cash flow during the same period of 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and several of its directors and officers have been named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Central District of California.  The complaint was filed on April 25, 2011 and is captioned Robert Scott v. ZST Digital Networks, Inc., et al.  The complaint alleges that Company and the director and officer defendants made false and misleading statements and failed to disclose material facts about the Company’s business and prospects in violation of Federal securities laws.  Specifically, the complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of all persons who purchased or otherwise acquired common stock of the Company pursuant or traceable to the registration statement and prospectus filed in connection with the Company's October 20, 2009 public offering, and claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of purchasers of the Company's common stock during the period October 20, 2009 to April 21, 2011.  The plaintiff has also asserted claims under Sections 11 and 12(a)(2) against the underwriters of the Company’s public offering, who are also named as defendants to the action.  The plaintiff seeks damages for the purported class.

Three lead plaintiff motions were filed in June 2011.  Because two of those lead plaintiff candidates subsequently withdrew their motions, there currently is only one lead plaintiff candidate motion pending.  After the Court appoints a lead plaintiff and sets a schedule for the filing of an amended complaint, if any, the Company expects to file a motion to dismiss all of the claims asserted in the complaint.

The Company intends to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in the Company's favor.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on August 2, 2011, and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on August 2, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase by Issuer

In August 2010, our Board of Directors authorized us to repurchase outstanding shares of our common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of our management and as market conditions allow. During the fourth quarter of 2010 and first quarter of 2011, we repurchased 24,900 shares of common stock at an average price per share of $7.97 and 15,900 shares of common stock at an average price per share of $6.18, respectively.

The following table provides information relating to the Company’s repurchases of common stock during the quarter ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2011	-	$-	-	$703,376
May 1 to May 31, 2011	-	-	-	703,376
June 1 to June 30, 2011	78,844	2.50	78,844	506,535
Total	78,844	2.50	78,844	506,535

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

ZST DIGITAL NETWORKS, INC.

Date: August 10, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: August 10, 2011	By:	/s/ Henry H. Ngan
Henry H. Ngan Chief Financial Officer