Form 10-K/A
period 2010-12-31
ZST Digital Networks, Inc.
filed 2011-09-22
CIK 1403794

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) is being filed to amend information in Item 1A (Risk Factors) of the Form 10-K filed by the ZST Digital Networks, Inc. (the "Company") with the Securities and Exchange Commission (the “SEC”) on March 4, 2011 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 2, 2011 (“ Amendment No. 1") .  Except for Item 1A (Risk Factors), no other Items of the Original Filing or Amendment No. 1 are being amended.  As a result of this Amendment No. 2, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been revised, as applicable to the disclosures that are amended by this Amendment No. 2, re-executed and re-filed as of the date of this Amendment.

This Amendment No. 2 includes information contained in the Original Report, and, unless otherwise indicated, we have made no attempt in the Amendment No. 2 to modify or update the disclosures presented in the Original Report.  The disclosures in this Amendment No. 2 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including but not limited to Amendment No. 1.  The filing of this Amendment No. 2 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

•
noncompliance of the SAIC reports filed for our PRC operating subsidiary, Zhengzhou ZST, with applicable PRC regulations and related risk of fines, penalties, and/or revocation of our business license;

•	potential negative media reports that focused on differences between the financial information set forth in our filings with the US SEC and filings with the PRC’s SAIC;

•	compliance and changes in the laws of the PRC that affect our operations;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	vulnerability of our business to general economic downturn, especially in the PRC; and

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

Our annual inspection reports filed with the SAIC for our PRC operating subsidiary, Zhengzhou ZST, have not been in compliance with applicable PRC regulations, and this could subject us to fines, penalties, and/or revocation of our business license.

As one of its primary functions, the PRC State Administration of Industry and Commerce, or SAIC, and its local branches are responsible for the annual inspection of the business licenses of PRC domestic companies and foreign invested enterprises established in China.  In connection with its annual inspection, the SAIC or its local branch, as applicable, requires these companies to file an annual inspection report and to submit financial statements as supplemental documentation.

The SAIC’s Notice on Strengthening and Improving the Annual Inspection of Enterprises, or Notice 33, provides that an audit report must be filed together with the annual inspection report if the company is:

•	an “one-person limited liability company”,
•	public joint stock company;
•	a company engaged in financing, securities and futures business;
•	a foreign-invested company;
•
a company engaged in the business operations of insurance, venture capital investment, capital verification, appraisal, guarantee, real estate brokerage, entry-exit boundary agency, services assignment agency or enterprise registration agency;

•	a company whose registered capital has not been fully paid; or
•	a company committed violation of relevant laws regarding capital contribution within the past three years.
.
The Enterprises Annual Inspection Regulations in the PRC stipulate that the SAIC’s or its local branch’s focus in its review of these financial reports shall be on payment and authenticity of a company’s registered capital, as a primary factor of such company’s legal existence and good standing.  As a result, the filing of these financial reports with the SAIC is often viewed generally as an administrative function.

The reports that we filed with the SAIC for Zhengzhou ZST for fiscal 2008 and 2009 contained financial information that is materially different from the financial statements in our SEC filings.  In addition, Zhengzhou ZST was converted from a domestic company to a foreign-invested company in 2008; however, the local AIC did not require Zhengzhou ZST to provide audited reports when it conducted its annual inspections for 2010, 2009 and 2008.  As such, our SAIC reports for 2010, 2009 and 2008 do not comply with the requirements under Notice 33.

According to our PRC counsel, the relevant laws do not provide for consequences of failure to provide audited report in an annual inspection which a company has passed; however, it is required that the information provided in the annual inspection report be genuine and accurate.  In the event a company has false statements or omissions in its reports, such company may be required to revise these reports to provide accurate information and may be subject to fines from RMB10,000 to RMB50,000 (approximately US$1,600 to US$7,800) per filed SAIC report; if the discrepancies are material, in some instances the company’s business license may be revoked.

Following the filing of the 2009 SAIC report, the Company enhanced the procedures it follows with regard to SAIC financial report filings, so that there would be no material differences with the financial statements filed with the SEC.  We do not believe that the financial information contained in our 2010 SAIC report is materially different from the financial information contained in our audited SEC filings, and we do not anticipate that the financial information reported under both regulatory schemes will be materially different in the future.

We believe that the likelihood of imposition of a penalty in connection with the 2010, 2009 and 2008 financial reports filed with the SAIC is low and, even if imposed, would be deemed immaterial.  However, we cannot assure you that we will not be penalized or have our license revoked for not complying with Notice 33. If the local AIC takes any legal action against us for our non-compliance with such regulation, our financial conditions and results of operations may be adversely and materially affected.

We and an increasing number of China-based companies listed on U.S. stock exchanges have become the subject of negative media reports that focus on differences between the financial information set forth in filings with the US SEC and filings with the PRC’s SAIC.  The financial information contained in our SAIC reports for fiscal 2008 and 2009 were materially different than our SEC filings, and we have, and may continue to be, subject to these types of negative reports, which have and may continue to adversely affect the price of our common stock.

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

As noted above, the SAIC reports for Zhengzhou ZST for fiscal 2009 and 2008 contained financial information that was materially different from the financial statements in our SEC filings. In connection with these material differences, we have been subject to these negative reports that have focused on such material differences, accompanied by allegations of fraud.  We do not believe that the financial information contained in our 2010 SAIC report is materially different from the financial information contained in our audited SEC filings and we do not anticipate that the financial information reported under both regulatory schemes will be materially different in the future; however, we remain subject to additional negative media reports by short sellers or media who may publish negative claims or suggestions about us or our financial results, including claims focused on any differences between the financial information we disclose in our SAIC and SEC filings, which could negatively affect the price of our common stock.

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

Exhibit No.	Exhibit Description
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

Exhibit No.	Exhibit Description
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

Exhibit No.	Exhibit Description

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

14.1***	Code of Business Conduct and Ethics.

23.1***	Consent of BDO China Li Xin Da Hua CPA Co., Ltd., a BDO member firm

23.2***	Consent of Kempisty & Company Certified Public Accountants PC.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* and ***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZST DIGITAL NETWORKS, INC. (Registrant)

September 22, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/ Zhong Bo		Chief Executive Officer and Chairman of the Board	September 22, 2011
Zhong Bo		(Principal Executive Officer)

/s/ Henry H. Ngan		Chief Financial Officer	September 22, 2011
Henry H. Ngan		(Principal Financial and Accounting Officer)

*		Chief Operating Officer and Director	September 22, 2011
Zhong Lin

*			September 22, 2011
Yang Ai Mei		Director

*			September 22, 2011
Tian Li Zhi		Director

*			September 22, 2011
Zhang Jian’sheng		Director

*			September 22, 2011
Liu Hui Fang		Director

* By:	/s/ Zhong Bo
Zhong Bo, as Attorney in Fact