Form 10-Q/A
period 2011-06-30
ZST Digital Networks, Inc.
filed 2011-09-22
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends information in the Quarterly Report on Form 10-Q filed by the ZST Digital Networks, Inc. (the "Company") with the Securities and Exchange Commission (the “SEC”) on August 11, 2011 (the “Original Filing”).  This Amendment only amends information in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1. Legal Proceedings.  Other than the foregoing, no other Items of the Original Filing are being amended.  As a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to our Original Filing have been revised, as applicable to the disclosures that are amended by this Amendment, re-executed and re-filed as of the date of this Amendment.

This Amendment includes information contained in the Original Report, and, unless otherwise indicated, we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2011

INDEX

Part I	Financial Information

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Part II	Other Information

	Item 1.	Legal Proceedings	12

	Item 6.	Exhibits	13

Signatures			14

PART I.

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

The decrease in gross margin on GPS service was mainly attributable to our commitment to pay subscription fees for our customers. Our GPS service customers pay for the first year of service in advance.  For each year thereafter, our customers are typically required to pay us for service fees at least one month before the expiration of the service contract for the previous year.  Fee amounts for the second and subsequent years are typically set when we enter into sales and service contract with our customers in the first year.  When customers subscribe for our GPS tracking and location service, they also subscribe with China Unicom for telecommunication service related to our GPS tracking and location service.  For each year after the first year of the service contract, we are required to make a payment to China Unicom for every traffic card issued, where one traffic card is required per vehicle subscriber.  We are not required to make any such payment for the first year of the service contract.  The rate we currently pay China Unicom accounts for approximately 20% of service fee we receive from the subscriber. As a result, our gross margin for each continuing GPS service customer will decrease after the first year due to our required payment to China Unicom after the first year of each customer contract.  During the second quarter of 2011, the subscription fee paid for our customers had an adverse impact of 5% on gross margin of GPS service.

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

The decrease in gross margin on GPS service was mainly attributable to our commitment to pay subscription fees for our customers. Our GPS service customers pay for the first year of service in advance.  For each year thereafter, our customers are typically required to pay us for service fees at least one month before the expiration of the service contract for the previous year.  Fee amounts for the second and subsequent years are typically set when we enter into sales and service contract with our customers in the first year.  When customers subscribe for our GPS tracking and location service, they also subscribe with China Unicom for telecommunication service related to our GPS tracking and location service.  For each year after the first year of the service contract, we are required to make a payment to China Unicom for every traffic card issued, where one traffic card is required per vehicle subscriber.  We are not required to make any such payment for the first year of the service contract.  The rate we currently pay China Unicom accounts for approximately 20% of service fee we receive from the subscriber. As a result, our gross margin for each continuing GPS service customer will decrease after the first year due to our required payment to China Unicom after the first year of each customer contract.  During the first half of 2011, the subscription fee paid for our customers had an adverse impact of 4% on gross margin of GPS service.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

The Company and several of its directors and officers have been named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Central District of California. The complaint was filed on April 25, 2011 and is captioned Robert Scott v. ZST Digital Networks, Inc., et al. The complaint alleges that the Company and certain of our current and former officers and directors violated Federal securities laws by making false and/or misleading statements and failing to disclose material adverse facts about the Company's business, operations, prospects, performance, and internal controls. Named in the complaint as individual defendants are Zhong Bo, our CEO and Chairman of the Board; Zhong Lin, our COO and a member of our Board; and John Chen and Zeng Yun Su, two former CFOs.

The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of all persons who purchased or otherwise acquired common stock of the Company pursuant or traceable to the registration statement and prospectus filed in connection with the Company's October 20, 2009 public offering (the “Registration Statement”), and claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of purchasers of the Company's common stock during the period October 20, 2009 to April 21, 2011. Specifically, the complaint alleges that the Registration Statement contained falsely stated revenue for fiscal 2008 and the first six months of fiscal 2009 and that the Company's Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K") provided false revenue amounts for fiscal years 2008 and 2009. In support of its allegations, the complaint, inter alia, references an April 21, 2011 report published by an online financial news website entitled seekingalpha.com that reported that documents filed by the Company’s subsidiary Zhengzhou Shenyang Technology Company Limited with the SAIC (State Administration of Industry and Commerce) in the PRC reported revenue amounts for the applicable periods that were substantially lower than revenue reported in the Company's Registration Statement and 2009 Form 10-K.

The plaintiff has also asserted claims under Sections 11 and 12(a)(2) against the underwriters of the Company’s public offering, who are also named as defendants to the action. The complaint seeks compensatory damages, in an amount to be proven at trial including interest, reasonable litigation costs and expenses, rescission damages, and such further relief as the Court may deem proper.

On July 13, 2011, the Court entered an order appointing J. Malcolm Gray as lead plaintiff.  On August 22, 2011, the Court entered a scheduling order whereby lead plaintiff shall file an amended complaint, if any, by September 23, 2011 and the Company and the underwriters of the Company’s public offering shall answer or move to dismiss the amended complaint by November 4, 2011.  If the Company and/or the underwriters file motions to dismiss the amended complaint, lead plaintiff shall file his opposition to such motions by December 16, 2011 and the Company and/or the underwriters shall file their reply briefs in further support of their motions by January 17, 2012.

The Company intends to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in the Company's favor.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**
Previously filed.  Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ZST DIGITAL NETWORKS, INC.

Date: September 22, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: September 22, 2011	By:	/s/ Henry H. Ngan
Henry H. Ngan Chief Financial Officer