Form 10-Q
period 2011-09-30
ZST Digital Networks, Inc.
filed 2011-11-14
CIK 1403794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52934

ZST DIGITAL NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8057756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ITC Kung Kuan
No. 206 Tongbai Road,
3rd Floor, No.2 Building,
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

As of November 4, 2011, 11,595,943 shares of Common Stock, par value $0.0001 per share, were outstanding, which includes 85,000 shares of unvested restricted stock that are held by certain of the Company’s executive officers.

ZST DIGITAL NETWORKS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

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

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	September 30,
	2010	2011
		(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$23,702,457	$55,780,181
Accounts receivable	33,490,510	35,279,855
Inventories	221,093	195,942
Advance to suppliers	7,270,379	875,002
Prepaid expenses and other receivable	1,019,629	1,003,120
Deferred tax assets	685,491	1,413,561

Total current assets	66,389,559	94,547,661

Property, machinery, equipment and software, net	10,544,051	10,928,536
Intangible asset	166,288	109,271
Total assets	$77,099,898	$105,585,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Deferred revenue	$2,741,964	$6,484,525
Accruals and other payables	263,073	594,592
Accrued payroll and related expense	129,281	79,307
VAT payable	669,682	558,861
Franchise tax payable	170,000	-
Income tax payable	1,289,974	3,397,383
Total current liabilities	5,263,974	11,114,668

Equity:
Common stock $0.0001 par value, 100,000,000 shares authorized, 11,650,442 and 11,725,442 shares issued, and 11,625,542 and 11,505,943 shares outstanding	1,165	1,172
Additional paid-in capital	30,729,182	31,202,603
Treasury stock	(198,335)	(690,048)
Appropriated earnings	5,817,035	5,817,035
Retained earnings	33,358,364	53,188,531
Translation adjustment	2,128,513	4,951,507
Total equity	71,835,924	94,470,800

Total liabilities and equity	$77,099,898	$105,585,468

See accompanying notes to financial statements

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sales of products	$84,418,095	$115,169,491	$36,424,171	$45,843,531
Sales of services	4,195,309	10,238,938	2,094,812	4,351,007
Total revenue	88,613,404	125,408,429	38,518,983	50,194,538

Cost of sales:
Cost of products sold	66,050,337	93,365,013	28,468,428	37,030,749
Cost of service	118,796	613,202	27,156	322,007
Total cost of sales	66,169,133	93,978,215	28,495,584	37,352,756

Gross profit	22,444,271	31,430,214	10,023,399	12,841,782

Selling expense	563,474	702,497	187,195	334,390
Research and development expenses	369,358	448,922	38,467	150,840
General and administrative expenses	2,515,597	3,143,882	949,832	1,156,569

Income from operations	18,995,842	27,134,913	8,847,905	11,199,983

Interest income (expense), net	52,295	125,991	20,073	55,151
Other income (expense)	34,858	(7,695)	32,457	(47)

Income before income taxes	19,082,995	27,253,209	8,900,435	11,255,087

Income tax provision	5,499,691	7,423,042	2,490,898	3,023,755

Net income	$13,583,304	$19,830,167	$6,409,537	$8,231,332

Weighted average common shares outstanding – basic	11,650,442	11,595,477	11,650,442	11,545,845
Earnings per share – basic	1.17	1.71	0.55	0.71

Weighted average common shares outstanding – diluted	11,650,442	11,595,477	11,650,442	11,545,845
Earnings per shares – diluted	1.17	1.71	0.55	0.71

Comprehensive income:
Net income	13,583,304	19,830,167	6,409,537	8,231,332
Translation adjustment	1,084,925	2,822,994	785,503	1,231,268

Comprehensive income	$14,668,229	$22,653,161	$7,195,040	$9,462,600

See accompanying notes to financial statements.

ZST DIGITAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Nine Months Ended September 30,
	2010	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$13,583,304	$19,830,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,317	422,713
Stock-based compensation	-	514,709
Deferred tax assets	-	(728,070)
Changes in operating assets and liabilities:
Accounts receivable	(2,604,359)	(1,768,368)
Inventories	1,022,278	24,046
Advance to suppliers	7,249,152	6,171,748
Prepayment and other assets	830,152	(13,910)
Accounts payable	(712,445)	-
Accruals and other payable	(61,217)	4,821
Deferred revenue	1,261,952	3,865,237
Taxes payable	345,157	2,176,784

Net cash provided by operating activities	21,141,291	30,499,877

Cash flows from investing activities:
Additions to property, machinery, equipment and software	(1,736,041)	(751,706)

Cash flows from financing activities:
Repurchase of common stock	-	(491,713)

Effect of changes in foreign exchange rates	1,173,041	2,821,266

Net increase in cash and cash equivalents	20,578,291	32,077,724

Cash and cash equivalents, beginning of the period	13,627,992	23,702,457

Cash and cash equivalents, end of the period	$34,206,283	$55,780,181

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,247,337	$6,089,724

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

Zhengzhou Shenyang Technology Co., Ltd. (thereafter “ZST PRC”) was established on May 20, 1996 as a private domestic corporation located in Zhengzhou City, Henan Province, PRC with an authorized capital of RMB1.5 million. On April 8, 1999, ZST PRC increased its authorized capital from RMB1.5 million to RMB8 million.  ZST PRC gradually increased its authorized capital and invested capital to meet its operating requirement of fund.  All foreign investments made to Zhengzhou City enterprises required the approval of Zhengzhou City Bureau of Commerce.  The approval method utilized by ZST PRC to transfer proceeds from the financing was to increase its registered capital.  Therefore, as of September 30, 2011, the authorized capital and invested capital of ZST PRC were RMB260 million and RMB147.8 million, respectively.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Multiple Deliverable

In October 2009, the Company started to sell GPS devices in conjunction with subscription service and installation service.  The Company generally recognizes revenue from the sale of GPS device hardware with the bundled software that is essential to the functionality of the GPS device when there are no continuing obligations upon the completion of installation.  The Company sells the subscription services to customers with terms of one year and are payable in full upon activation of the related unit or renewal of a previous service contract.  The subscription service revenues are deferred and recognized over the life of the service contract upon activation.

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

Regarding warranty on GPS devices, we have a policy that provides coverage on repairs of GPS devices for a period of one year after the date of purchase. In the event that repair is needed, customers will be responsible for the cost of parts while the cost of labor will be covered by us. We estimate the costs to service our obligations based on historical experience and expectations of future conditions. We did not incur warranty costs in the past periods. Based on these facts, we record warranty cost as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Provisions for doubtful accounts are charged to general and administrative expenses.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has not provided a bad debt allowance as of September 30, 2011 and December 31, 2010.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising Costs

The advertising costs are expensed as incurred and included in selling expenses.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses are offset against government subsidies received for supporting research and development efforts.  No government subsidy in supporting research and development activities was received for the nine months ended September 30, 2010 and 2011.

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

Dividends and Retained Earnings

It is the intention of the Company to reinvest earnings of its overseas subsidiaries in the operations of those subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  The amounts of earnings retained in ZST PRC were $37,330,862 as of December 31, 2010 and $ 59,012,363 as of September 30, 2011, respectively.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.  As of September 30, 2011, all the securities issued are anti-dilutive for computing earnings per share purpose, which were as below:

1)
The stock warrants to purchase 156,250 shares of the Company’s common stock issued to underwriters in connection with initial stock offering conducted in October 2009 with the exercise price at $10.00 per share are anti-dilutive for computing earnings per share purpose.

2)
The unvested portion of the 60,000 shares of restricted common stock granted to Mr. Zhong Bo, Chairman of the Board of Directors, on January 1, 2011 are anti-dilutive for computing earnings per share purpose.

3)	The stock option to purchase 90,000 shares of the Company’s common stock granted to Mr. Henry Ngan, CFO of the Company, on March 18, 2011 are anti-dilutive for computing earnings per share purpose.
4)	The unvested portion of the 90,000 shares of restricted common stock granted to Mr. Henry Ngan on March 18, 2011, are anti-dilutive for computing earnings per share purpose.

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

FASB ASU 2011-08

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment; under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ ACCOUNTS RECEIVABLES

The accounts receivables are as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)

Accounts receivables	$26,315,401	$26,897,845
Accounts receivables — 10% hold back	7,175,109	8,382,010
	$33,490,510	$35,279,855
Provision	-	-
Accounts receivable, net	$33,490,510	$35,279,855

The aging of the accounts receivable except for the 10% hold back are as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)

1-30 days	$14,777,700	$13,103,739
31-60 days	8,992,436	10,186,151
61-90 days	2,545,265	3,607,955
	$26,315,401	$26,897,845

The aging of the 10% hold back accounts receivables, for which the customers held for one-year warranty purpose, are as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)

1-90 days	$2,543,109	$2,364,158
90-360 days	4,632,000	6,017,852
	$7,175,109	$8,382,010

NOTE 4 ─ ADVANCE TO SUPPLIERS

In accordance with the purchase contracts, ZST PRC is required to make advance payments to its suppliers to purchase the IPTV set-top box and GPS devices, materials and add-on process work. The advances are applied to the total invoice balance upon satisfaction of the goods received by ZST PRC.

As of September 30, 2011, advances of $875,002 represents advances made to two suppliers accounting for 77% and 23% of total balance, respectively.  As of December 31, 2010, advances of $7,270,379 represents advances mainly made to two suppliers accounting for 53% and 45% of total balance, respectively.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 ─ INVENTORIES

The inventories are as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)

Products for sale	$221,093	$195,942
Less: Provisions	-	-

Inventories, net	$221,093	$195,942

There was no reserve for obsolete inventory for all the periods as the Company has purchased inventory based on customers’ orders.

NOTE 6 ─ PROPERTY, MACHINERY, EQUIPMENT AND SOFTWARE

A summary of property, machinery, equipment and software at cost is as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)

Machinery and equipment	$92,409	$109,120
Electronic equipment	197,215	204,079
Office equipment	48,168	57,731
Vehicles	309,923	333,476
Software	469,697	629,434
Building and employee leisure facilities	248,485	450,643
Office spaces purchased but not in use yet	9,540,909	9,873,001
	$10,906,806	$11,657,484
Accumulated depreciation	(362,755)	(728,948)
	$10,544,051	$10,928,536

The depreciation and amortization for the nine months ended September 30, 2010 and 2011 were $227,317 and $422,713, respectively.

On March 12, 2010, the Company paid RMB11.13 million (approximately $1.7 million) for purchasing an office space of 2,100 square meters, which is located in Zhengzhou City, Henan Province, PRC. On December 30, 2010, the Company paid RMB51.84 million (approximately $8.1 million) for purchasing office space of 2,880 square meters in the same building.  Total amount spent for the office spaces were $9,873,001 as of September 30, 2011. The Company completed decoration on one floor of the building (approximately 1,440 square meters) and moved into the newly decorated office in October 2011.  The decoration of other floors is expected to be complete in the near future.

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ DEFERRED REVENUE

Deferred revenue related to GPS subscription services.  The Company received service fee in advance and allocated the amount to sales revenue over the terms of service contracts.  The unallocated service fee was $6,484,525 as of September 30, 2011 and $2,741,964 as of December 31, 2010.

NOTE 8 ─ COMMON STOCK TRANSACTIONS

The Company has two classes of stock, common and preferred stock.  The Company is authorized to issue 10,000,000 shares of preferred stock with par value of $0.0001 per share, of which 3,750,000 shares were designated as Series A Preferred Stock.  The Company is authorized to issue 100 million shares of common stock with par value of $0.0001 per share.

Stock Repurchase Program

On August 23, 2010, the Board of Directors authorized the Company to repurchase outstanding shares of the Company's common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of the Company's management and as market conditions allow.  As of September 30, 2011, the Company repurchased 204,499 shares of its common stock at a cost of $690,048, which was recorded as treasury stock.

Restricted Stock Grants

On January 1, 2011, the Company granted Mr. Zhong Bo 60,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan.  The 60,000 shares of restricted common stock shall vest on monthly basis at 5,000 shares per month.   Accordingly, the Company recognized a stock compensation of $ 306,000 for the nine months ended September 30, 2011 and there were 45,000 shares of common stock vested as of September 30, 2011.

On March 18, 2011, the Company entered into an employment agreement with Mr. Henry Ngan as the Company’s Chief Financial Officer, effective March 18, 2011, with an initial term of a two-year period following with an automatic renewal of another year. Pursuant to the terms of this employment, Mr. Ngan was granted for 90,000 shares of restricted common stock under the Company’s 2010 Omnibus Incentive Plan on March 18, 2011.  The 90,000 shares of restricted common shares vest on a quarterly basis, with 7,500 shares vesting on the three-month anniversary of the date of grant.  Accordingly, the Company recognized stock compensation of $ 95,857 for the nine months ended September 30, 2011 with 15,000 shares vested as of September 30, 2011.

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

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS

On March 18, 2011, the Company, as indicated above, entered into an employment agreement with Mr. Ngan.  Pursuant to the employment agreement, Mr. Ngan was granted for stock options to purchase 90,000 shares of the Company’s common stock with an exercise price of $5.96 per share, which is equal to the closing trading price on the grant date, which is March 18, 2011, under the Company’s 2010 Omnibus Incentive Plan.  The options have a contractual life of ten year and vest on a quarterly basis at 7,500 shares per quarter.  The Company uses Black-Scholes Pricing Model to determine that the fair value of the options was $400,500 based on the following assumptions: the expected life was seven years, the expected volatility was 81.80%, the annual quarterly dividends rate was zero, and the discount rate was 2.64% based on the same terms of Treasury Bonds.   For the nine months ended September 30, 2011, the Company recognized a stock compensation of $ 71,571.  As of September 30, 2011, the option to purchase 15,000 shares of common stock were vested and exercisable, but no shares were exercised then.

Pursuant to the employment agreement with Mr. John Chen, the Company’s former CFO, the Company granted Mr. Chen options to purchase 25,000 shares and 12,500 shares of the common stock of the Company on October 20, 2009 and 2010, respectively.  When the Company terminated Mr. Chen’s employment on March 18, 2011, the options to purchase 12,500 shares of common stock granted on October 20, 2010 vested immediately and the unamortized fair value of the option was fully amortized then. Pursuant to the Employment Agreement, all options granted to Mr. Chen that are vested at the time of termination of employment must be exercised within 30 days; as of September 30, 2011, no option was exercised and all options expired.

NOTE 11 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to the common	$13,583,304	$19,830,167
Net income used in computing diluted earnings per share	$13,583,304	$19,830,167
Denominator:
Weighted average common shares outstanding – basic	11,650,442	11,595,477
Weighted average common share outstanding – diluted	11,650,442	11,595,477
Basic earnings per share	$1.17	$1.71
Diluted earnings per share	$1.17	$1.71

	Three Months Ended September 30,
	2010	2011

Numerator:
Net income attributable to the common	$6,409,537	$8,231,332
Net income used in computing diluted earnings per share	$6,409,537	$8,231,332
Denominator:
Weighted average common shares outstanding – basic	11,650,442	11,545,845
Weighted average common share outstanding – diluted	11,650,442	11,545,845
Basic earnings per share	$0.55	$0.71
Diluted earnings per share	$0.55	$0.71

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

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)	(Unaudited)

Sales of Cable TV Equipment:
Revenue	$71,756,462	$88,173,760
Cost	56,012,391	71,135,446
Gross profit	15,744,071	17,038,314

Sales of GPS Devices:
Revenue	12,661,633	26,995,731
Cost	10,037,946	22,229,567
Gross profit	2,623,687	4,766,164

GPS Related Service:
Revenue	4,195,309	10,238,938
Cost	118,796	613,202
Gross profit	4,076,513	9,625,736

Total revenue	88,613,404	125,408,429
Total cost	66,169,133	93,978,215
Overall gross profit	22,444,271	31,430,214
Expenses not allocated	3,361,276	4,177,005
Income before income taxes	$19,082,995	$27,253,209

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING (Continued)

	Three Months Ended September 30,
	2010	2011
	(Unaudited)	(Unaudited)

Sales of Cable TV Equipment:
Revenue	$30,443,186	$34,465,984
Cost	23,715,291	27,642,397
Gross profit	6,727,895	6,823,587

Sales of GPS Devices:
Revenue	5,980,985	11,377,547
Cost	4,753,137	9,388,352
Gross profit	1,227,848	1,989,195

GPS Related Service:
Revenue	2,094,812	4,351,007
Cost	27,156	322,007
Gross profit	2,067,656	4,029,000

Total revenue	38,518,983	50,194,538
Total cost	28,495,584	37,352,756
Overall gross profit	10,023,399	12,841,782
Expenses not allocated	1,122,964	1,586,695
Income before income taxes	$8,900,435	$11,255,087

ZST DIGITAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — CONTINGENT LIABILITIES

The Company and several of its current and former directors and officers (the “Individual Defendants”) have been named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Central District of California. The complaint was filed on April 25, 2011 and is captioned Robert Scott, et al. v. ZST Digital Networks, Inc., et al.  On July 13, 2011, the Court appointed J. Malcolm Gray lead plaintiff.  On September 23, 2011, the lead plaintiff filed a consolidated complaint.

The consolidated complaint alleges that Company and the Individual Defendants made false and misleading statements and failed to disclose material facts about the Company’s business and prospects in violation of Federal securities laws. Specifically, the consolidated complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended, on behalf of all persons who purchased or otherwise acquired common stock of the Company pursuant or traceable to the registration statement and prospectus filed in connection with the Company's October 20, 2009 public offering.  The consolidated complaint also asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of purchasers of the Company's common stock during the period October 20, 2009 to April 21, 2011. In addition, the lead plaintiff has asserted claims under Sections 11 and 10(b) against the Company’s former auditor and under Section 11 against the underwriters of the Company’s public offering. The lead plaintiff seeks damages for the purported class.

The Company strongly disputes the merits of the claims asserted against it in this lawsuit and intends to vigorously defend against them. At this moment, the Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters and consequently has not recorded a contingent liability as of September 30, 2011 with regard to this lawsuit.

NOTE 14 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in this Quarterly Report and the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011, as amended by the Form 10-K/As filed on August 2, 2011 and September 22, 2011, for a more detailed description of these significant risks and uncertainties.  We caution the reader, however, not to unduly rely on these forward-looking statements.

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

Executive Summary of Operating Results for the Third Quarter of 2011

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Total revenue was $50.2 million, an increase of 30% compared to the third quarter of 2010.
•	Gross profit was $12.8 million, an increase of 28% compared to the third quarter of 2010. Gross profit margin was 26%, which was the same for the third quarter of 2010.
•	Net income was $8.2 million, an increase of 28% compared to the third quarter of 2010.
•	Net income margin for the third quarter of 2011 was 16%, the same as the third quarter of 2010.
•	Basic and diluted earnings per share were both $0.71, an increase of $0.16 compared to $0.55 of basic and diluted earnings per share for the third quarter of 2010.

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

Regarding warranty related to GPS devices, we have a policy that provides coverage on repairs of our GPS devices for a period of one year after date of purchase.  In the event when a repair is needed, the customers will be responsible for the cost of the parts while the cost of labor will be covered by us.  We estimate the costs to service our obligations based on historical experience and expectation of future conditions.  We did not incur warranty costs in the past periods. Based on these facts, we record warranty cost as incurred.

Accounts Receivable

Accounts receivable are stated at the historical carrying amount, net of allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Provisions for doubtful accounts are charged to general and administrative expenses.

Outstanding account balances are reviewed individually for collectability.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We have not provided a bad debt allowance as of September 30, 2011 and December 31, 2010.

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

Results of Operations

Comparison of Three months Ended September 30, 2010 and 2011

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment; and provision of GPS-related devices and related location and tracking services. Total revenue by business line is as follows:

	Three Months Ended September 30,
	2010	2011
Cable TV related business:
Sales of cable TV equipment	$30,443,186	$34,465,984
GPS-related business:
Sales of GPS-related devices	5,980,985	11,377,547
GPS-related service	2,094,812	4,351,007
	8,075,797	15,728,554

Total revenue	$38,518,983	$50,194,538

Overall, our revenue was $50.2 million for the third quarter of 2011, representing an increase of $11.7 million, or 30%, in comparison to $38.5 million for the third quarter of 2010.  GPS business line contributed significantly to the increase in sales revenue.  Revenue from sales of GPS-related devices and related service amounted to $15.7 million, representing an increase of $7.6 million, or 95%, in comparison to $8.1 million for the comparable period in 2010.  Revenue from our Cable TV business line for the third quarter of 2011 amounted to $34.5 million, representing an increase of $4.0 million, or 13%, compared to $30.4 million for the comparable 2010 fiscal period.

Our Cable TV related business line and GPS-related business line accounted for 69% and 31% of total sales revenue in the third quarter of 2011, while the ratios were 79% and 21% for the comparable 2010 fiscal period.  The increased proportion of GPS sales revenue reflected the rapid increase of our GPS-related business.

Cable TV Related Equipment:

We sell two types of Cable TV related equipment: digital Cable TV network equipment and IPTV (Internet Protocol Television) set-top box.  Net revenue from these two product lines was as follows:

	Three Months Ended September 30,
	2010	2011
Sales Revenue from Cable TV products:
Sales of IPTV set-top boxes	$19,878,926	$19,934,054
Sales of cable TV network equipment	10,564,260	14,531,930
Total	$30,443,186	$34,465,984

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

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $19.9 million for the third quarter of 2011, which was the same for the third quarter of 2010; but the quantity of IPTV set-top boxes sold in the third quarter of 2011 increased by 27% compared to the comparable period of 2010.

We currently have three types of IPTV set-top boxes: High Definition product, Standard Definition product, and Low Definition product.  The Low Definition product was launched in the first quarter of 2011, which has the lowest selling price compared to the other two types of product.  The selling prices of Standard Definition and High Definition product are 41% and 209% higher than the Low Definition product, respectively.  The Standard Definition product is the most popular type of IPTV set-top box; but since High Definition product has the highest selling price, sales revenue from High Definition product accounted for 55% in amount of total revenue from sales of IPTV set-top boxes.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $14.5 million for the third quarter of 2011, representing an increase of $4.0 million, or 38%, compared with $10.5 million for the same period of 2010.

GPS Products and Services:

We have engaged in the GPS-related business since the fourth quarter of 2009, and this business has since experienced continuous growth.  Revenue from sales of GPS-related devices and GPS-related service amounted to $15.7 million for the third quarter of 2011, an increase of $7.6 million, or 95%, compared with $8.1 million for the same period of 2010.

We currently provide standard GPS devices and functional GPS devices, in addition to supporting cameras and voice broadcasting devices. Overall revenue from sales of GPS-related devices amounted to $11.4 million for the third quarter of 2011, an increase of $5.4 million, or 90%, compared to $6.0 million for the same period of 2010.  During the third quarter of 2011, revenue from sales of our two types GPS devices was $6.9 million, an increase of $0.9 million, or 15%, compared to $6.0 million for the same period of 2010.  The increase was attributable to a 20% increase in sales quantity, which was offset by 4% decrease in average sales price.  We received revenue of $4.5 million from sales of GPS supporting devices in the third quarter of 2011; we did not offer supporting devices in the comparable period of prior year.

We sell GPS subscription service together with GPS-related device.  Our GPS subscription customers increased along with sales of GPS devices.  As of September 30, 2011, the number of GPS subscription customers we served increased by 172%, as compared to customers served as of September 30, 2010.  Revenue from sales of GPS-related service was $4.4 million in the third quarter of 2011, an increase of $2.3 million or 108% compared to $2.1 million for the comparable period of the prior year.

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

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products are purchased from suppliers on a turnkey basis.  Total cost of sales was $37.4 million in the third quarter of 2011, compared with $28.5 million during the same period in 2010, representing an increase of approximately $8.9 million, or a 31% increase, in cost of sales.  The 31% increase in cost of sales is in line with the increase in sales revenue.

Gross Margin

The overall gross margin for the third quarter of 2011 was 26%, same as the comparable period of 2010; while gross margin on sales of product and sales of service both decreased in the third quarter of 2011, compared to the same period of 2010.  Gross margin on sales of product was 19% in the third quarter of 2011, representing a decrease of 3%, compared to 22% for the third quarter of 2010; and gross margin on sales of service was 93%, representing a decrease of 6%, compared to 99% for the same period of the prior year.  The high-gross-margin GPS service accounted for a higher sales revenue proportion of 9% in the third quarter of 2011, compared to 5% in the same period of 2010; consequently, the overall gross margin remained unchanged when each of the two business segments’ gross margin decreased.

Gross margin on sales of products decreased mainly due to significantly decreased gross margin on sales of Standard Definition IPTV set-top box.  Standard Definition IPTV set-top box was our most popular set-top box product and had much higher gross margin when it was newly launched in early 2010. In the beginning of 2011, we reset the design to add some new functions to the Standard Definition IPTV set-top box, which resulted in increased manufacturing cost, and our procurement cost increased accordingly.  Since we did not increase the selling price by the same proportion in order to retain our market share, the gross margin in sales of Standard Definition IPTV set-top box dropped substantially from 40% in the third quarter of 2010 to 19% in the same period of 2011.

The decrease in gross margin on GPS service was mainly attributable to subscription fees we paid to China Unicom. We subscribe with China Unicom to use its wireless network as an information transmission channel in providing GPS location services to our customers.  For each GPS device we deliver and install for our customer, China Unicom issues one SIM (Subscriber Identification Module) card to us. Pursuant to our agreement with China Unicom, China Unicom charges us a fixed amount of annual subscription fee for each SIM card issued, but considering the long-term nature of this cooperation, China Unicom agrees to waive the first year’s service fee and charges from the second year of service. We do not pay any fees to China Unicom on behalf of our customers, nor do we have an obligation to do so.

The Company first began to subscribe with China Unicom and provide GPS location service in 2010.  As such, we were not required to pay subscription expense to China Unicom in 2010; while in 2011, the Company was required to pay a fixed amount expense for each SIM card to renew subscription service with China Unicom. The subscription expense charged by China Unicom amounts to about 20% of the renewal subscription fee we receive from our customers. During the third quarter of 2011, the subscription fee paid to China Unicom had an adverse impact of 6% on gross margin of GPS service. We expect that the subscription expense paid to China Unicom will have an increased adverse impact on our gross margin on GPS services in future periods as the number of renewal GPS customers increases as compared to our newly subscribed GPS customers.

Selling Expense

Selling expense was $334,000 for the third quarter of 2011, representing an increase of $147,000 compared with $187,000 for the third quarter of 2010.  Selling expenses primarily include salaries, shipping costs, and after-sale service expenses.  The increase in selling expense was primarily due to increase in salary expense. As we have expanded the scale of our sales operations, our selling expense has increased.

As a percentage to total revenue, selling expenses accounted for 0.7% and 0.5% for the third quarter of 2011 and 2010, respectively.

Research and Development Expense

Research and development expense was $151,000 for the third quarter of 2011, representing an increase of $112,000 compared with $38,000 for the same period of 2010.  The increase was primarily related to our efforts to update our products continuously to meet market demand.

As a percentage to total revenue, research and development expense accounted for 0.3% and 0.1% for the third quarter of 2011 and 2010, respectively.

General and Administrative Expense

General and administrative expense was $1.2 million for the third quarter of 2011, representing an increase of $0.2 million, or 22%, compared with $0.9 million for the same period of 2010.  General and administrative expense consists mainly of salary expense, stock-based compensation, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to increases in legal fees and stock-based compensation.

As a percentage to total revenue, general and administrative expense accounted for 2.3% and 2.5% for the third quarter of 2011 and 2010, respectively.

Interest Income

Interest income was $55,000 for the third quarter of 2011, representing an increase of $35,000 compared with $20,000 for the third quarter of 2010.  Increase in interest income was due to increase in cash balances.

Income Tax Provision

Income tax provision for the third quarter of 2011 was $3.0 million, an increase of $0.5 million compared with $2.5 million for the third quarter of 2010.  The increase of income tax provision was the result of increase in income before tax, primarily driven by increase in taxable income.

The effective income tax rates were 27% and 28% for the third quarter of 2011 and 2010, respectively.

As a percentage to total revenue, income tax provision accounted for 6.0% and 6.5% for the third quarter of 2011 and 2010, respectively.

Net Income

Net income was $8.2 million for the third quarter of 2011, an increase of $1.8 million, or 28%, compared with $6.4 million for the third quarter of 2010.

Earnings per Share

Basic earnings per share were $0.71 for the third quarter of 2011, an increase of $0.16 compared with $0.55 for the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2010 and 2011

Revenue

We are currently engaged in two main business lines: provision of Cable TV program distribution related equipment and provision of GPS-related devices and related location and tracking services. Total revenue by business line is as follows:

	Nine Months Ended September 30,
	2010	2011
Cable TV related business:
Sales of cable TV equipment	$71,756,462	$88,173,760
GPS-related business:
Sales of GPS-related devices	12,661,633	26,995,731
GPS-related service	4,195,309	10,238,938
	16,856,942	37,234,669

Total revenue	$88,613,404	$125,408,429

Overall our revenue was $125.4 million for the nine months ended September 30, 2011, representing an increase of $36.8 million, or 42%, in comparison with $88.6 million for the same period of 2010.  Both Cable TV related business line and GPS business line contributed to the significant increase in sales revenue. Revenue from Cable TV equipment sales for the first nine months of 2011 amounted to $88.2 million, representing an increase of $16.4 million, or 23%, compared to $71.8 million for the comparable 2010 fiscal period; and revenue from sales of GPS-related devices and related service amounted to $37.2 million, representing an increase of $20.4 million, or 121%, in comparison to $16.8 million for the comparable period in 2010.

Our Cable TV related business line and GPS-related business line accounted for 70% and 30% of total sales revenue in the first nine months of 2011, respectively, while the ratios were 81% and 19% for the comparable 2010 fiscal period.  The increased proportion of GPS sales revenue reflected the rapid increase of our GPS-related business.

Cable TV Related Equipment:

We sell two types of Cable TV related equipment: digital Cable TV network equipment and IPTV (Internet Protocol Television) set-top box.  Net revenue from these two product lines are as follows:

	Nine Months Ended September 30,
	2010	2011
Sales Revenue from Cable TV products:
Sales of IPTV set-top box	$41,345,393	$49,144,817
Sales of cable TV network equipment	30,411,069	39,028,943
Total	$71,756,462	$88,173,760

Sales of IPTV set-top boxes

Revenue from sales of IPTV set-top boxes was $49.1 million for the nine months ended September 30, 2011, an increase of $7.8 million ,or 19%, compared with $41.3 million for the same period in 2010.  With regard to sales quantity, the number of all IPTV set-top boxes sold for the nine months ended September 30, 2011 increased by 48% compared to the number of all IPTV boxes sold for the comparable period of 2010.

We currently have three types of IPTV set-top boxes: High Definition product, Standard Definition product, and Low Definition product.  The Low Definition product was recently launched in the first quarter of 2011, which has the lowest selling price compared to the other two types of product.  The selling prices of Standard Definition and High Definition product are 41% and 209% higher than the Low Definition product, respectively.  The Standard Definition product is the most popular type of IPTV set-top box, but since High Definition product has the highest selling price, sales revenue from High Definition product accounted for 52% in amount of total revenue from sales of IPTV set-top boxes.

Sales of cable TV network equipment

Sales of cable TV network equipment amounted to $39.0 million for the nine months ended September 30, 2011, representing an increase of $8.6 million, or 28%, compared with $30.4 million for the same period of 2010.

GPS Products and Services:

We have engaged in the GPS-related business since the fourth quarter of 2009, and this business has since experienced continuous growth.  Revenue from sales of GPS-related devices and GPS-related service amounted to $37.2 million for the nine months ended September 30, 2011, an increase of $20.4 million, or 121%, compared with $16.9 million for the same period of 2010.

We currently provide standard GPS devices and functional GPS devices, in addition to supporting cameras and voice broadcasting devices.  Overall revenue from sales of GPS-related devices amounted to $27.0 million for the nine months ended September 30, 2011, an increase of $14.3 million, or 113%, compared to $12.7 million for the same period of 2010.  During the nine months ended September 30, 2011, revenue from sales of our two types GPS terminal devices was $16.7 million, an increase of $4.0 million, or 31%, compared with $12.7 million for the same period of 2010; the increase was attributable to a 46% increase in sales quantity, which was offset by a 10% decrease in average sale price.  We generated revenue of $10.3 million from sales of GPS supporting devices for the nine months ended September 30, 2011; we did not offer supporting devices in the comparable period of prior year.

We sell our GPS subscription service together with GPS-related device.  Our GPS subscription customers increased along with sales of GPS devices.  As of September 30, 2011, the number of GPS subscription customers we served increased by 172% as compared to such customers as of September 30, 2010. Revenue from sales of GPS-related service was $10.2 million for the nine months ended September 30, 2011, an increase of $6.0 million, or 144%, compared to $4.2 million for the comparable period of the prior year.

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

Cost of Sales

Cost of sales was driven primarily by procurement costs, given that our products are purchased from suppliers on a turnkey basis.  Total cost of sales was $94.0 million for the nine months ended September 30, 2011, compared to $66.2 million during the same period in 2010, representing an increase of approximately $27.8 million, or a 42% increase. The increase in cost of sales is due to the increase in sales revenue.

Gross Margin

The overall gross margin for the nine months ended September 30, 2011 was 25%, the same as the comparable period of 2010; while gross margin on sales of product and sales of service both decreased in the nine months ended September 30, 2011, compared with gross margin for the same period of 2010.  Gross margin on sales of product was 19% in the nine months ended September 30, 2011, representing a decrease of 3%, compared to 22% for the comparable period in 2010; and gross margin on sales of service was 94%, representing a decrease of 3%, compared to 97% for the same period of prior year. The high-gross-margin GPS service accounted for a higher sales proportion of 8% for the nine months ended September 30, 2011, compared to 5% for the same period of 2010.  Consequently, the overall gross margin remained unchanged while gross margin of each of two business segments decreased.

Gross margin on sales of product decreased mainly due to significantly decreased gross margin on sales of Standard Definition IPTV set-top box.  Standard Definition IPTV set-top box was our most popular set-top box product and had much higher gross margin when it was newly launched in early 2010. In the beginning of 2011, we reset the design to add some new functions to the Standard Definition IPTV set-top box, which resulted in increased manufacturing cost, and our procurement cost increased accordingly.  Since we did not increase the selling price by the same proportion in order to retain our market share, the gross margin in sales of Standard Definition IPTV set-top box dropped substantially from 40% in the nine months ended September 30, 2010 to 19% in the same period of 2011.

The decrease in gross margin on GPS service was mainly attributable to subscription fees we paid to China Unicom. We subscribe with China Unicom to use its wireless network as an information transmission channel in providing GPS location services to our customers.  For each GPS device we deliver and install for our customer, China Unicom issues one SIM (Subscriber Identification Module) card to us. Pursuant to our agreement with China Unicom, China Unicom charges us a fixed amount of annual subscription fee for each SIM card issued, but considering the long-term nature of this cooperation, China Unicom agrees to waive the first year’s service fee and charges from the second year of service. We do not pay any fees to China Unicom on behalf of our customers, nor do we have an obligation to do so.

The Company first began to subscribe with China Unicom and provide GPS location service in 2010.  As such, we were not required to pay subscription expense to China Unicom in 2010; while in 2011, the Company was required to pay a fixed amount expense for each SIM card to renew subscription service with China Unicom. The subscription expense charged by China Unicom amounts to about 20% of the renewal subscription fee we receive from our customers. During the nine months ended September 30, 2011, the subscription fee paid to China Unicom had an adverse impact of 3% on gross margin of GPS service. We expect that the subscription expense paid to China Unicom will have an increased adverse impact on our gross margin on GPS services in future periods as the number of renewal GPS customers increases as compared to our newly subscribed GPS customers.

Selling Expense

Selling expense was $702,000 for the nine months ended September 30, 2011, an increase of $139,000 compared with $563,000 for the same period of 2010.  Selling expenses primarily include salaries, shipping costs, and after-sale service expenses.  The increase in selling expense was primarily due to increase in salary expense. As we have expanded the scale of our sales operations, our selling expense has increased.

As a percentage to total revenue, selling expenses accounted for 0.6% for the nine months ended September 30, 2011 and 2010.

Research and Development Expense

Research and development expense was $449,000 for the nine months ended September 30, 2011, an increase of $80,000 compared with $369,000 for the same period of 2010. The increase was primarily related to our efforts to update our products continuously to meet market demand.

As a percentage to total revenue, research and development expense accounted for 0.4% for the nine months ended September 30, 2011 and 2010.

General and Administrative Expense

General and administrative expense was $3.1 million for the nine months ended September 30, 2011, representing an increase of $0.6 million, or 24%, compared with $2.5 million for the same period of 2010.  General and administrative expense consists mainly of salary expense, stock-based compensation, consulting service fee, legal service fee, audit related service fee and other office expenses.  The increase in general and administrative expense was primarily due to increase in legal fees and stock-based compensation.

As a percentage to total revenue, general and administrative expense accounted for 2.5% and 2.8% for the nine months ended September 30, 2011 and 2010, respectively.

Interest Income

Interest income was $126,000 for the nine months ended September 30, 2011, representing an increase of $74,000 compared with $52,000 for the same period of 2010.  Increase in interest income was due to increase in cash balances.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2011 was $7.4 million, an increase of $1.9 million compared with $5.5 million for the first half year of 2010.  The increase of income tax provision was the result of increase in income before tax, primarily driven by increase in taxable income.

The effective income tax rate was 29% and 30% for the nine months ended September 30, 2011 and 2010.  The effective income tax rate was mainly impacted by valuation allowance for operating deficit generated in non-China entities.

As a percentage to total revenue, income tax provision accounted for 5.9% and 6.2% for the nine months ended September 30, 2011 and 2010, respectively.

Net Income

Net income was approximately $19.8 million for the nine months ended September 30, 2011, an increase of $6.2 million, or 46%, compared with $13.6 million for the nine months ended September 30, 2010.

Earnings per Share

Basic earnings per share were $1.71 for the nine months ended September 30, 2011, an increase of $0.54 compared with $1.17 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $55.8 million and $23.7 million, respectively.  Our working capital was approximately $83.4 million and $61.1 million, respectively, as of September 30, 2011 and December 31, 2010.  The increase in cash and cash equivalents was mainly contributed by operating activities.

Our operations were mainly financed by cash generated from operating activities. Except for budgeted investment of approximately $1 million on interior decoration of the newly acquired office building, we did not have other material capital investment commitments as of September 30, 2011. We believe that cash and cash equivalents are sufficient to meet our day-to-day operating requirements and capital expenditure at the current level of operating activities for at least the next 12 months.  In the long term, if our GPS-related business expands much more sharply than anticipated, or if we elect to pursue business opportunities which may need substantial funds, we may need to seek external financing from banks or other sources; otherwise, we believe that our cash and cash equivalents would be sufficient for long term operating requirements and capital expenditures.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different business lines.  For cable TV-related product sales, we typically provide 30 to 90-day credit terms.  For GPS device sales, the credit terms we provide are much shorter, with some customers being requested to pay in full before delivery, and all GPS subscription service fees being received on prepayment basis.  The credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we will advance 20% of the total purchase order amount to our suppliers and pay in full within 30 days on receipts of products purchased.

For the nine months ended September 30, 2011, net cash provided by operating activities was $30.5 million, which represented an increase of $9.4 million as compared to $21.1 million for the same period of the prior year.  Of the $9.4 million increase in cash provided by operating activities, increase in net income contributed $6.2 million, which was the result of increase in sales revenue; changes in deferred revenue contributed $2.6 million increase in cash, as our GPS customers are required to pay one year’s service fee in advance, deferred revenue increased when the number of our GPS customers increased; changes in income tax payable contributed $1.8 million increase in cash, but this type of cash increase is only temporary since the taxation is to be paid in the near future; partially offset by changes in advance to suppliers in an amount equal to $1.1 million of net cash used.

Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2011, which was payment for acquisition of office equipment.  In the period of 2010, we paid $1.7 million as part of advance payment for acquisition of office space; while a portion of the new office was put in use in October 2011.

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2011, which was payment for repurchase of the Company’s common stock. There was no financing cash flow during the same period of 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

On July 13, 2011, the Court entered an order appointing J. Malcolm Gray as lead plaintiff.  On August 22, 2011, the Court entered a scheduling order whereby lead plaintiff shall file an amended complaint, if any, by September 23, 2011 and the Company and the underwriters of the Company’s public offering shall answer or move to dismiss the amended complaint by November 4, 2011.  The Company filed a motion to dismiss prior to the deadline.  Lead plaintiff shall file his opposition to such motion by December 16, 2011 and the Company is required to have its reply brief in further support of it motion by January 17, 2012.

The Company intends to defend vigorously against each of the lawsuits. However, no assurance can be given that these matters will be resolved in the Company's favor.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 4, 2011, as amended by the Form 10-K/As filed on August 2, 2011 and September 22, 2011 (“Amended Form 10-K”), and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Amended Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase by Issuer

In August 2010, our Board of Directors authorized us to repurchase outstanding shares of our common stock in an amount not to exceed $1 million in open market purchases, with block trades being permitted, from time to time in the discretion of our management and as market conditions allow. During the fourth quarter of 2010, first quarter of 2011, second quarter of 2011, and third quarter of 2011, we repurchased 24,900 shares of common stock at an average price per share of $7.97, 15,900 shares at an average price per share of $6.18, and 78,844 shares at an average price per share of $2.50 and 84,855 shares at an average price per share of $2.32, respectively.

The following table provides information relating to the Company’s repurchases of common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2011	-	$-	-	$-
August 1 to August 31, 2011	73,800	2.34	73,800	333,862
September 1 to September 30, 2011	11,055	2.16	11,055	309,952
Total	84,855	2.32	84,855	$309,952

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZST DIGITAL NETWORKS, INC.

Date: November 14, 2011	By:	/s/ Zhong Bo
Zhong Bo
Chief Executive Officer and Chairman of the Board

Date: November 14, 2011	By:	/s/ Henry H. Ngan
Henry H. Ngan
Chief Financial Officer